Form 10-K
period 2002-12-28
SI INTERNATIONAL INC
filed 2003-03-26
CIK 1143363

Use these links to rapidly review the document
INDEX
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-50080

SI International, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	52-2127278 (I.R.S. Employer Identification No.)
12012 Sunset Hills Road Reston, Virginia (Address of Principal Executive Offices)	20190-5869 (Zip Code)
Registrant's telephone number, including area code: (703) 234-7000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None

        Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, $0.01 par value per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

        The aggregate market value of SI International, Inc. Common Stock held by non-affiliates of the registrant as of March 12, 2003, was $24,262,698.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 12, 2003: SI International, Inc. Common Stock, $0.01 par value, 8,447,162 shares.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Certain portions of the definitive proxy statement to be used in connection with SI International, Inc. annual meeting of stockholders, to be held on May 21, 2003, and to be mailed to stockholders of record as of April 4, 2003, are incorporated by reference into Part II, Item 5, and Part III of this Form 10-K.

SI INTERNATIONAL, INC.
FORM 10-K
INDEX

BUSINESS INFORMATION

        Throughout this document, we have occasionally had the need to distinguish between SI International, Inc. as a company separate from its subsidiaries, such as when we discuss its incorporation date, from SI International, Inc. combined with its subsidiaries, such as in the discussion of our business and in our financial statements. In order to clarify which entity we are referring to in various discussions, we use the terms "SI International, Inc." and "SI International" to refer to SI International, Inc. without its subsidiaries. All other references, including "SI," "the Company," "we" and "us" refer to SI International and its subsidiaries.

PART I

Item 1. Business

        SI International, Inc. was organized as a Delaware corporation under the name of "SI International Incorporated" on October 14, 1998. SI conducts operations both in its own name and through subsidiaries, each of which are located in the U.S.

        Some of the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the section captioned "Business-Risk Factors," as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

Overview

        We are a provider of information technology and network solutions primarily to the federal government. Our business is guided by our experienced team of five executive officers, who have an average of 20 years of executive level experience in our industry. Our next level of senior management is comprised of seven individuals who have an average of 27 years of experience in managing government information technology businesses. We provide our full suite of services through our workforce of over 1,200 employees. Approximately 60% of these employees hold federal government security clearances or have passed National Agency Checks. Approximately 20% of our employees hold Top Secret security clearances. A significant portion of our employees who hold Top Secret security clearances also hold Sensitive Compartmental Information clearances, which permit us to bid on highly classified projects.

        Our broad set of contract vehicles gives us extensive reach and enables us to deliver a full range of our services and solutions to the federal government. As of December 28, 2002, we had over 500 active engagements. The strength of our service offerings and information technology expertise allows us to maintain substantial relationships with clients, some of whom have been clients of ours, or of one of our acquired businesses, for over 15 years. In fiscal 2002 and in fiscal 2001, we derived approximately 83% and 82%, respectively of our revenue from contracts on which we acted as prime contractor. Acting as a prime contractor provides us with stronger client relationships and visibility and access to new work that are not available when acting as a subcontractor. Our total backlog as of December 28, 2002 was approximately $232.6 million, of which approximately $68.1 million was funded. See "—Backlog" for a discussion of how we calculate backlog.

The Federal Government Technology Services Market

        The ongoing modernization of the federal government's information systems and communication networks is creating an increase in its demand for information technology services. According to INPUT, an independent market research firm, federal government information technology spending is projected to increase from $37.1 billion in government fiscal 2002 to $63.3 billion in government fiscal 2007, representing a compound annual growth rate of approximately 11%. However, we believe that many information technology requirements are not specifically included in the information technology portion of the federal government's budget.

        We believe the following industry trends will also continue to drive the federal government technology services market:

        Increased federal government reliance on outsourcing.    We believe that the federal government is increasingly turning to the information technology industry to execute support processes and functions that were traditionally performed in-house. In October 2001, the General Accounting Office, or GAO, published a report stating that, of the total federal government fiscal 2000 information technology expenditures of $42.3 billion, the federal government purchased $13.4 billion of information technology services from outside contractors, compared to $3.7 billion in 1990, representing a compound annual growth rate of 14%. According to INPUT, from government fiscal 1991 through government fiscal 2001 the number of federal executive branch civilian employees decreased from 2.2 million to 1.8 million. Between government fiscal 2002 and government fiscal 2007, INPUT forecasts that the percentage of contracted out IT spending will continue to increase, reaching a high of 87% in government fiscal 2007. INPUT expects the government-procured commercial services segment, comprised of outsourcing, professional services, systems integration, and processing services, to grow at a compound annual growth rate of 15% over a five year forecast from government fiscal 2002 through government fiscal 2007. The government-procured commercial services spending for government fiscal 2002 was $14.5 billion and INPUT believes it should exceed $28 billion by government fiscal 2007. Currently, commercial services accounts for 39% of contracted out spending. INPUT believes that figure will increase to nearly 45% by government fiscal 2007. We believe, as a driver, homeland security will have the greatest impact on three specific segments of the IT market: information security, communications, and knowledge management. We believe that the rapid pace of technological innovations and the federal government's increasing reliance on complex information technology infrastructure combined with a decline in executive branch civilian employees make it increasingly difficult for many governmental agencies to operate and upgrade their information technology systems. We expect that several trends will contribute to the federal government's increasing use of service providers to fulfill a larger portion of its information technology responsibilities, and we believe that we will continue to gain new engagements to the extent that the federal government increases its reliance on outsourcing for its information technology needs. These trends include:

        The aging of the federal government's workforce.    In April 2001, the GAO estimated that approximately 31% of employees working in 24 federal agencies in 1998 will be eligible to retire by

2006 and that approximately half of those eligible employees will actually retire by the end of 2006. In the same report, the GAO concluded that the federal government's human capital challenges are adversely affecting the ability of many agencies to carry out their missions.

        Increased federal government emphasis on competitive sourcing.    The current administration has made competitive sourcing a major initiative of its management agenda. According to the President's Management Agenda for government fiscal 2002, nearly half of all U.S. government employees perform tasks that are available in the commercial marketplace. To the extent that the federal government workforce declines, we believe that the federal government will have a growing need for entities offering the technical skills, familiarity with government processes and procedures and skilled personnel to meet the diverse information technology needs of the various federal government agencies.

        Increased spending on homeland security and intelligence.    In the wake of the terrorist attacks on September 11, 2001, there has been an increased emphasis on homeland security, intelligence and national defense, including protecting critical infrastructure. On September 18, 2001, Congress enacted a $40.0 billion emergency supplemental appropriation bill for these purposes. In addition, starting April 30, 2002, the administration proposed increasing the funding for homeland security from $16.0 billion in government fiscal 2001 to $19.5 billion and $37.7 billion for government fiscal 2002 and government fiscal 2003, respectively. Since that time, the Department of Defense fiscal 2003 appropriations bill has been passed allotting $364.6 billion to the department. In addition, Congress has approved government fiscal 2003 appropriations for federal civilian agencies in the amount of $397.4 billion. In a December 2002 report, GAO identified $2.9 billion in IT funding for homeland security in government fiscal 2003. As part of this additional proposed spending, on April 18, 2002 the government announced a new Unified Command, the U.S. Northern Command, which is headquartered in Colorado Springs, Colorado. The U.S. Northern Command's "mission is homeland defense and civil support, specifically: conduct operations to deter, prevent, and defeat threats and aggression aimed at the United States, its territories, and interests within the assigned area of responsibility; and as directed by the President or Secretary of Defense, provide military assistance to civil authorities including consequence management operations".

        Although the total amount to be spent for intelligence applications is classified, the most recently declassified information, which was for government fiscal 1998, indicated that the aggregate budget for federal intelligence agencies and intelligence activities was $26.7 billion. We believe that there will be further increases in spending on federal intelligence activities, which are expected to represent significant additional opportunities for us.

        Increased simplicity of procurement.    Through changes that began with the Federal Acquisition Streamlining Act of 1994, or FASA 94, the federal government has developed a variety of accelerated contracting methods. Federal governmental agencies have increasingly been able to rely on multiple contracting vehicles to procure needed services in an expedient manner. According to INPUT, the average time to procure products and services was approximately 55% less in government fiscal 2001 than it was in government fiscal 1995. For example, in government fiscal 2001, the Department of Transportation awarded a series of GWAC contracts, known as STATUS, which permit some procurements to be completed within a 72-hour timeframe.

Our Core Strengths

        We strategically built our business to respond specifically to the federal information technology marketplace. We believe that our core strengths position us to respond to the long-term trends and changing demands of our market.

Our Experienced Management Team

        Our business is guided by our experienced team of five executive officers who have an average of 20 years of executive level experience in our industry and a history of successfully growing information technology service providers. Our principal founders, Ray Oleson and Walter Culver, each have more than 33 years of managerial experience in our industry. Our executive officers have served as presidents, chief operating officers, and chief financial officers at Fortune 500 and industry-leading public companies. Our executive officers also have strong backgrounds in identifying, acquiring and integrating businesses. Members of our management team have acquired and successfully integrated, in the aggregate, 20 businesses, four of them since our formation in 1998. In addition to our strong team of executive officers, our senior management is comprised of seven individuals who have an average of 27 years experience in managing government information technology businesses.

Our Corporate Culture

        Our corporate culture is based on respect for clients, personnel, business partners and management. We view our commitment to this culture of respect as a cornerstone of our company. We believe that our culture helps us build the relationships necessary to gain an in-depth understanding of our clients' needs, business practices and information technology and network systems. Further, we believe our culture is a factor in helping our employee turnover rate remain low compared to other companies in our industry, helping us to maintain client domain knowledge and providing consistent service to our clients. Further, we believe that our commitment to respect, combined with quality of performance, is an important factor in retaining clients and winning new referrals.

Focus on Information Technology Services

        We deliver a full spectrum of information technology services and solutions that address challenges common to many federal government agencies and commercial companies. Our capabilities position us to capitalize on the federal government's increasing demand for information technology services. We integrate our technical areas of expertise into comprehensive solutions covering information technology applications, systems engineering, network and telecommunications engineering and outsourcing. Our focus on end-to-end information technology solutions allows us to leverage our knowledge and experience to provide best practices across many federal government agencies and industries.

        Our skilled employees use their advanced technological training and extensive experience to implement our state-of-the-practice solutions. We deliver these solutions through our over 1,200 employees, many of whom possess security clearances and National Agency Checks that allow us to bid on and perform classified work for the federal government.

Knowledge of Federal Government Contracting and Federal Agencies

        We believe that our in-depth knowledge of federal government contracting and the governmental agencies we serve and their procurement processes allows us to provide better solutions for our clients' needs. Our experienced team of executive officers and senior managers brings to us their many years of experience and extensive contacts in the industry. They provide us with an understanding of our clients' needs and procedures, as well as valuable mission-specific information. We believe that the insight provided by our officers and managers allows us to design solutions that are responsive to our clients' mission-critical needs.

Successful Integration of Acquired Businesses

        We believe that a critical component of our success is our ability to identify, acquire and integrate companies that build or expand our suite of services to serve our clients' needs more effectively. Prior to the formation of SI International in 1998, members of our management team participated in a total of 16 acquisitions. We believe that this experience provides a basis for our disciplined approach to identifying acquisition candidates and integrating acquired companies. By integrating corporate infrastructures such as marketing and sales, accounting, human resources and internal networks, we can save the expense of redundant functions. In addition, by integrating operations, we establish a corporate-wide mission which can reduce internal competition and promote the cross- selling of newly augmented skill sets to increase our client base.

        Within the 15-month period from January 1999 through March 2000, we identified, acquired and integrated four federal government information technology services companies with aggregate revenues of approximately $105 million, measured for the 12 months prior to their respective acquisition dates. Through each of these acquisitions, we built and expanded our information technology capabilities and expanded our client relationships. We applied our disciplined acquisition processes to integrate the acquired companies and successfully grew these businesses.

Our Growth Strategy

        We have implemented the following strategies in order to reach our goal of becoming a leading provider of information technology and network solutions to our clients:

  •
  Maintain and expand our existing client relationships. We maintain relationships with our existing clients by adhering to our culture of respect and providing quality performance. We believe this helps us win renewals of our engagements. In addition, we use our knowledge of our clients' needs to identify additional opportunities and cross-sell new services to them.

  •
  Leverage our existing client base to win new clients. We believe satisfied clients are one of our most effective marketing tools. Since FASA 94 went into effect, client referrals have become a crucial component of expedited procurement processes and are key to our winning new contracts. Since we focus on technology infrastructure improvement, we are able to transfer our skills readily from client to client. We plan to continue building a network of clients and leveraging these relationships to gain access to new clients. We have launched a Major Programs initiative through which we intend to compete for large contracts over longer procurement periods. We believe that favorable client referrals are strategically important to our winning these opportunities.

  •
  Pursue strategic acquisitions. We plan to continue utilizing our disciplined methodology to identify, evaluate and integrate strategic acquisitions. We have acquired and successfully integrated four businesses since 1999, which positioned us with strategically important technical skills in important client areas. For example, in mid-1999 we recognized that functional skills in military space applications in Colorado Springs would be an important growth area. We acquired SI Engineering, headquartered in Colorado Springs, which positions us to respond to the needs of the recently formed U.S. Northern Command, which is headquartered in that city.

Our Areas of Practice

        We provide information technology and network solutions that address four broad areas of client needs:

  •
  information technology applications;

  •
  systems engineering;

  •
  network and telecommunications engineering; and

  •
  outsourcing.

        We service these four areas of client need through the following eight practice areas.

        Software Development.    Our software development practice delivers custom software integrated with commercial off-the-shelf products to meet our clients' software requirements. We bring an understanding of complex software development and integration techniques for detailed design, implementation, testing, configuration control and documentation. We also provide enterprise-wide data management as well as testing and independent verification and validation services. Our technical staff is skilled in state-of-the-practice technologies such as C++, J2EE, Power Builder and Oracle Tools. Our software development process had been externally assessed at the Software Engineering Institute (SEI) Capability Maturity Model (CMM) for Software—Level 2 indicating standardized, repeatable processes are utilized.

        Systems Consulting.    Our systems consulting practice supports the modeling, simulation and prototyping of solutions. Our work includes feasibility studies, strategic planning, systems development consulting, quality assurance, project management, organizational assessment, system and transition planning and acquisition support. To aid us in our work, we utilize state-of-the-practice technologies such as enterprise architecture modeling tools and StarSafe, a software tool suite we developed for use in designing secure system solutions.

        eSolutions.    Our eSolutions practice delivers software implementation services that web-enable legacy applications intended to leverage an organization's utilization of the worldwide web (internet, intranet or extranet) to facilitate its business strategies and processes. We provide our clients with feasibility studies, system planning, systems development, migration planning, quality assurance, systems integration and user training. Our technical staff utilizes tools such as Microsoft.Net, Oracle Tools and Microsoft Visual Basic and Front Page, to help them deliver software integration services.

        Information Security.    Our information security practice delivers analyses, methods and technologies that enable our clients to secure their information against unauthorized access and service disruption. Our solutions are designed to protect and defend information systems against malicious actions, reduce the threat to system security and proactively manage risk. We provide security policy and procedure development, threat determination and risk assessment, vulnerability analysis, system security engineering, network defense, secure document processing, applications and web security, security evaluation and accreditation and training.

        Learning Solutions.    Our learning solutions practice designs, develops and delivers training and performance support to meet our clients' individual and organizational learning and performance needs. We provide distance learning, web-based training, computer-based training, instructor-led training, electronic performance support, performance-centered interface design, knowledge management, help desk staffing and management and local area network operations. Our technical staff is skilled in instructional systems design, usability engineering, software engineering, multimedia and graphic design and online documentation.

        Systems Engineering.    Our systems engineering practice delivers mission and requirements analysis, operational architecture modeling and development, system design, validation and verification, integrated logistics support, life cycle engineering and complex simulation and modeling. Our technical staff is skilled in command, control, communications, computer and intelligence, engineering, object oriented analysis and design, system testing, requirements traceability and specialty disciplines, including electro-magnetic pulse engineering, reliability/maintainability/availability engineering and safety and environmental engineering. Many of these skills are focused on space applications.

        Network Engineering, Furnishing, Installation and Testing/Turn-Up (Network EFI&T). Our network EFI&T practice designs, develops and deploys a full range of telecommunications network and infrastructure solutions for our government and commercial clients. These solutions span voice, narrowband, broadband and wireless technologies. Applications include large scale enterprise networks for government, highly secure networks and central office build-outs for commercial carriers.

        Mission-critical Outsourcing.    Our mission-critical outsourcing practice uses our domain expertise to operate our clients' systems and processes vital to their businesses. We offer professional services to perform network operations, sustaining engineering, administrative processing and overall program management.

Clients

        We provide our services primarily to federal government clients such as the U.S. Air Force Space Command, U.S. Army, the Department of State, the Immigration and Naturalization Service and the intelligence community. In fiscal 2002, we derived approximately 93% of our total revenue from federal governmental agencies and approximately 7% of our total revenue from commercial clients.

        Our largest client is the Department of Defense. We derived approximately 49% of our total revenue in fiscal 2002 and approximately 45% of our total revenue in fiscal 2001 from the Department of Defense and the intelligence community. In fiscal 2002 and fiscal 2001, services we provided to the U.S. Air Force Space Command represented 37% and 36% of our total revenue, respectively, and consisted of approximately 250 separate engagements. We also derived 20% of our revenue in fiscal 2002 and 16% of our revenue in fiscal 2001 from the Department of State. Each of these entities consists of a substantial number of separate offices, each of which typically exercises independent decision making and funding authority. We believe our contract base among these separate offices is well diversified. As of December 28, 2002, we had over 500 active engagements. In fiscal 2002 and fiscal 2001, we derived approximately 83% and 82%, respectively, of our revenue from contracts on which we acted as prime contractor and derived approximately 17% and 18%, respectively, of our revenue from contracts on which we acted as a subcontractor. The following are the end clients from our top 25 contracts based upon contract revenue in fiscal 2002:

Department of Defense	Federal civilian agencies
U.S. Air Force Space Command U.S. Army U.S. Navy National Security Agency National Guard Bureau	Department of State Department of Energy Department of Commerce Federal Aviation Administration U.S. Library of Congress Office of Personnel Management Immigration and Naturalization Service
Commercial entities
Celgene Corporation Roche Laboratories Inc. Hewlett-Packard Company

        We often subcontract portions of work to be performed under a contract or task order under which we are the prime contractor. Approximately 14%, 13% and 11% of our total revenue in fiscal 2002, fiscal 2001 and fiscal 2000, respectively, was generated by work performed by subcontractors. The subcontractors are sometimes responsible for critical portions of the contracted services. Our subcontracting arrangements typically specify that all terms of the primary contract pass down to the subcontractor. We are not dependent upon any one subcontractor or group of subcontractors to provide a substantial degree of work for us. In addition, it is typical that a subcontractor on one engagement may be a competitor or a client in other situations. We believe that cultivating good relationships with our subcontractors is necessary to maintain our competitive position as well as to facilitate meeting performance obligations under our contracts.

Backlog

        Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of the signed contracts and task orders we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of future revenue we expect to realize from our commercial contracts. Unfunded backlog is the difference between total backlog and funded backlog. Unfunded backlog reflects our estimate of future revenue under signed government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Our total backlog does not include estimates of revenue from GWAC or GSA schedules beyond signed, funded task orders, but our unfunded backlog does include estimates of revenue beyond signed, funded task orders for other types of indefinite delivery, indefinite quantity, or ID/IQ, contracts, such as our contract with the U.S. Air Force Space Command.

        Our total backlog as of December 28, 2002 was approximately $232.6 million, of which approximately $68.1 million was funded. However, there can be no assurance that we will receive the amounts we have included in our backlog or that we will ultimately recognize the full amount of our funded backlog as of December 28, 2002 that we estimate will be recognized as revenue during fiscal 2003 or thereafter.

        We believe that backlog is not necessarily indicative of the future revenue that we will actually receive from contracts and task orders included in calculating our backlog. We assess the potential value of contracts for purposes of backlog based upon several subjective factors. These subjective factors include our judgments regarding historical trends (i.e., how much revenue we have received from similar contracts in the past), competition (i.e., how likely are we to successfully keep all parts of the work to be performed under the contract) and budget availability (i.e., how likely is it that the entire contract will receive the necessary funding). If we do not accurately assess each of these factors, or if we do not include all the variables that actually affect the revenue we actually recognize from our contracts, the potential value of our contracts, and accordingly, our backlog, will not reflect the actual revenue received from contracts and task orders. As a result, there can be no assurance that we will receive amounts included in our backlog or that monies will be appropriated by Congress or otherwise made available to finance contracts and task orders included in our backlog. Many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in backlog. There is always the possibility that the contracts could be adjusted or cancelled. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts, awards of new contracts or approvals of expenditures. See "Risk Factors—The calculation of our backlog is subject to numerous uncertainties, and we may not receive the full amounts of revenue estimated under the contracts included in our backlog, which could reduce our revenue in future periods."

Competition

        We operate in markets that are highly competitive and include a large number of participants. We compete with many companies, both large and small, for our contracts. As a result, we do not have a consistent number of competitors against whom we repeatedly compete. We also may team with some of these companies and other competitors to perform work under other contracts. These and other companies in our market may compete more effectively than we can because they are larger, have greater financial and other resources, have better or more extensive relationships with governmental officials involved in the procurement process and have greater brand or name recognition.

        As a result of the diverse requirements of the federal government and our commercial clients, we frequently form teams with the companies in our markets in order to compete for large procurements, while bidding against them in other situations.

        In each of our practice areas, we generally bid against companies of varying sizes and specialties, from small businesses to multi-billion dollar corporations. Because of the current industry trend toward consolidation, some of these companies may emerge better able to compete with us. Therefore, it is essential that we differentiate ourselves from these companies. We believe that our technical abilities, client relationships, past performance, cost containment, reputation and ability to provide quality personnel give us a strong presence in the markets we serve. In addition, we believe that our culture of respect for and commitment to our clients and business partners greatly aids our business. While we believe these factors help to set us apart from other companies in our markets, we may not be able to continue to maintain our competitive position, as new companies enter the marketplace and alliances and consolidations among competitors emerge. Some companies in our markets have longer operating histories, greater financial and technological capabilities, greater brand or name recognition and larger client bases than we have.

Government Contracting and Regulatory Processes

        For fiscal 2002, approximately 93% of our revenue was derived from work performed under federal government contracts. The government contracting process differs in many ways from commercial contracting, and involves a high degree of federal government regulation and oversight.

        Historically, agencies of the federal government wishing to procure services from contractors have been required to prepare a request for proposal, known as an RFP, or some similar form of solicitation. The RFP is typically an extensive document describing the services desired and the terms and conditions that form the final agreement, including the criteria the soliciting agency will use to select the service provider. Interested parties submit proposals in response to the RFP, which the agency evaluates, often requesting additional information and multiple discussions with bidders prior to final award of the contract.

        In recent years, the federal government has taken steps to streamline the procurement process. For example, in 1994, the enactment of the FASA 94 made the procurement process substantially faster and less burdensome for companies that qualify for a bidders list. FASA 94 was the first of several statutory and regulatory changes in recent years that significantly altered government procurement practices by increasing the number and types of procurement contract "vehicles" available to federal government clients to satisfy their requirements. Federal governmental agencies are now more likely to use flexible contract vehicles that permit a number of firms to compete for specific orders. The General Services Administration Multiple Award Schedule, or GSA MAS, Program is an example of a flexible contract vehicle employed by the federal government. Under the MAS Program, GSA contracts with multiple vendors to provide goods and services, at predetermined prices, to specified authorized buyers. GSA schedules are listings of services and products, along with their respective prices, offered by approved contractors. The schedules are maintained by the GSA for use by any federal agency or other authorized entity. A contractor must successfully complete a pre-qualification process in order to be selected by the GSA for inclusion of the contractor's goods or services on a GSA Schedule. When an agency selects services under a GSA schedule contract, the soliciting agency, or the GSA on its behalf, conducts a bidding process, limited to qualified GSA schedule contractors. The process typically involves substantially less time and cost than the historical, non-GSA bidding process.

        In addition to the GSA MAS program, we also hold other ID/IQ contracts with other individual agencies, which are generally known as task order contracts. These are essentially umbrella contracts that set forth the basic terms and conditions under which the agency may order goods and services from one, and in some cases, more than one, contractor. Contractors undergo a competitive pre-selection process to become eligible to perform work under ID/IQ contracts. A soliciting agency issues task orders for goods or services to be performed or provided under a contract. When task orders are issued under multiple award ID/IQ contracts, each awardee typically has an opportunity to be considered for the task order. The agency desiring contract services may conduct a competition among the interested awardees, resulting in the issuance of a task order to a single contractor. These contracts have increased competition and pricing pressure by concentrating work under fewer contracts, and requiring competition both prior to the initial award of the contract and throughout the term of the contract in order to obtain task orders for the services we provide, requiring that we make sustained post-award marketing efforts to realize revenue under each such contract. Moreover, even if we are qualified to work on a particular new contract or a contract subject to renewal, we might not be awarded business because of the federal government's policy and practice of procuring goods and services from multiple contractors in order to maintain a diverse base of contractors. In addition, ID/IQ contracts do not obligate the federal government to purchase goods or services above the minimum levels set forth in the contract.

        A task order calls for a specific set of services to be delivered by the contractor to a particular client agency. Our experience has been that the key factors in bidding successfully for these task orders are technical merit, cost, relevant past performance considerations and client trust. From time to time we are also party to GWACs, which are ID/IQ contracts that permit the aggregation of multiple agencies' requirements in a single contract, in order to encourage contractors to offer the best possible prices and to reduce the costs associated with multiple acquisitions.

        For single-award large scale contracts, such as those targeted by our Major Program initiative, interested contractors submit information indicating their desire to perform the required services. The agency then solicits competitive proposals or bids from qualified contractors by providing them with a formal RFP, or similar solicitation. The RFP typically describes the desired services, terms and conditions, and evaluation criteria the agency will use. Bidders then submit proposals in response to an RFP, and the agency evaluates the proposals and makes the award determination. Agencies are encouraged to award contracts on a "best value" basis. This means that the contractor selected for the award should, in the agency's judgment, provide the greatest overall benefit in response to the requirement, including technical merit, cost and relevant past performance considerations. The entire bid process can sometimes take a year or more.

        The competitive bidding process presents a number of risks, including the following:

  •
  we expend substantial funds, managerial time and effort to prepare bids and proposals for contracts that we may not win;

  •
  we may be unable to estimate accurately the resources and cost that will be required to service any contract we win, which could result in substantial cost overruns; and

  •
  we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract.

        The government contracts for which we compete typically have multiple year terms, and if we are unable to win a particular contract, we generally will be foreclosed from competing again for that contract until its expiration several years later. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive rebidding process.

Laws and Regulations Affecting Our Business

        Federal government contracts are subject to a number of federal laws and regulations, including the Federal Acquisition Regulation, or FAR, and Cost Accounting Standards, or CAS. These statutes and regulations contain several rules that may affect us significantly.

        The Anti-Deficiency Act prohibits federal government employees from committing government funds, by contract or otherwise, in excess or in advance of appropriations, unless authorized by some specific statute. Since Congress usually appropriates funds on a fiscal year basis, many of our contracts are funded by the applicable agency annually as Congress makes appropriations for future fiscal years. In addition, since funds are often allocated to agencies by the Office of Management and Budget, many of our contracts are incrementally funded.

        Disappointed bidders and contractors excluded from competing for government contracts and task orders may submit an objection to a contracting officer or General Accounting Office within time limits specified under FAR and General Accounting Office bid protest remedies. The U.S. Court of Federal Claims also has bid protest jurisdiction. Performance under a contract being protested may be suspended while the protest is pending, and in cases where the contract is found to have been improperly awarded, the contract may be terminated.

        Certain FAR clauses, such as the Limitation of Cost and Limitation of Funds clauses, limit the federal government's liability for expenditures or obligations beyond those authorized by the applicable contract. In many cases, contracts are awarded for only one year with a number (in a number of cases, four) of successive option years. Agencies are not obligated to exercise these option years, but in our experience, most renewal options under our contracts have been exercised. In addition, certain FAR clauses allow the federal government to terminate contracts for convenience (i.e., at will), although the federal government is obligated to pay for costs incurred.

        Larger contracts may also be subject to the Truth in Negotiations Act and Cost Accounting Standards. The Truth in Negotiations Act requires us to provide current, accurate and complete cost or pricing data in connection with the negotiation of a contract, modification or task order that is not subject to full and open competition or other exceptions to the Act. Cost Accounting Standards are applicable to certain contracts and require the contractor to apply consistent accounting practices and comply with specific cost accounting criteria. "Contract Cost Principles and Procedures" sets forth the rules regarding the allocability and allowability of costs incurred in connection with federal government contracts.

        Organizational Conflict of Interest, or OCI, as defined by the FAR, establishes rules for avoiding, mitigating and neutralizing conflicts of interest in the issuance of contracts by the federal government. Virtually all government contracts, including ours, have this provision incorporated into their terms. An OCI may arise because the nature of the work to be performed by a contractor has the potential, absent some restriction on future activities, to result in an unfair competitive advantage to the contractor or impair the contractor's objectivity in performing the contract or providing assistance or advice to the federal government. The government contracting officer is responsible for resolving any significant potential OCIs before a contract award is made. Federal government contractors have an obligation to manage and, if necessary, report an OCI to the contracting officer. We have a company-wide policy regarding care in the acceptance of and compliance with contractual OCI provisions, which includes awareness training programs and coordination and reporting systems. We review new contracts and task orders at the time we receive them for potential OCI issues. Accordingly, we believe that as a result of the systems we have in place, our backlog will not be affected by OCI issues.

        Our books and records are subject to audit by the Defense Contract Audit Agency, or DCAA, and other governmental audit agencies, to ensure that the costs and hourly rates for which we invoice the federal government under cost reimbursable and time and materials contracts are in compliance with the Cost Principles, Cost Accounting Standards and FAR invoicing regulations. Each fiscal year, we must submit final cost data to the federal government indicating our actual costs incurred for the prior year, exclusive of certain costs that are not recoverable by federal government contractors. This data is audited, and subject to adjustments by the auditing agency based upon established guidance, which may affect our recovery on cost reimbursable contracts for prior fiscal years. These audits may also result in assessment of penalties, interest costs and debarment. The federal government retains a portion of the fee earned by us under cost reimbursable contracts until contract completion and audit by the DCAA. Audits of our business units by the DCAA have been completed for all of our fiscal years through 1999 without material adjustments. In the opinion of management, the audits for fiscal years 2000 and 2001 will not result in adjustments that would have a material adverse effect on our financial position or results of operations; however, future material adjustments are possible.

        Our conduct and performance is also subject to the False Claims Act. The False Claims Act prohibits contractors from knowingly submitting false or fraudulent claims to the federal government. We have established standards of conduct for our employees and a reporting mechanism that any of our employees can use to report inappropriate or illegal activities.

        Certain types of services are subject to the Service Contract Act and the Davis-Bacon Act. These Acts require that the contractor pay to all personnel assigned to the contract at least the prevailing wage and fringe benefits, as established by and in accordance with the regulations promulgated by the U.S. Department of Labor. We have an established policy for evaluation of RFP's that include Service Contract Act and Davis-Bacon Act requirements and in the event of an award to us, for ensuring our compliance with these requirements.

Employees

        As of December 28, 2002, we had over 1,200 employees, including approximately 60% who hold federal government security clearances or have passed National Agency Checks. We have no unionized employees and do not have any collective bargaining agreements. However, we may pursue contracts that will require us to have unionized employees. We believe we have a good relationship with our employees.

Risk Factors

Risks Related to Our Industry

We depend on contracts with the federal government for most of our revenue, and our business would be seriously harmed if the government ceased doing business with us or significantly decreased the amount of business it does with us.

        We derived approximately 93% and 88% of our total revenue in fiscal 2002 and in fiscal 2001 from federal government contracts, either as a prime contractor or a subcontractor. This includes approximately 49% and 45% of our total revenue in fiscal 2002 and in fiscal 2001, respectively, that we derived, either as a prime contractor or a subcontractor, from contracts with agencies of the Department of Defense and intelligence community. We expect that we will continue to derive most of our revenue for the foreseeable future from work performed under federal government contracts. If we were suspended or prohibited from contracting with the federal government generally, or with any significant agency of the Department of Defense or the intelligence community, or if our reputation or relationship with the federal government or any significant agency of the Department of Defense or the intelligence community were impaired, or if any of the foregoing otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be seriously harmed.

        Our two largest contracts, in terms of revenues, are the contract with the U.S. Air Force Space Command for communications and computer infrastructure for command and control, information management and intelligence and for surveillance and reconnaissance, or C4I2SR, and the National Visa Center, or NVC, contract with the Department of State. The C4I2SR contract generated 23% of our total revenues in fiscal 2002 and 19% of our total revenues in fiscal 2001, and the NVC contract generated 11% of our total revenues in fiscal 2002 and 8% of our total revenues in fiscal 2001. The C4I2SR and the NVC contract expire in September 2004. Although the NVC contract expires in 2004, aggregate expenditures under this contract are capped at $45 million. The government has exercised its annual option to continue contracting with us for the work through the end of government fiscal year 2003. In addition, the government has given notice of its intent to the contractor community that it will raise the contract ceiling on the NVC contract from $45 million to $60 million. Accordingly, we believe that increase in the contract ceiling will occur and that it will cover at least the newly exercised option year, although there can be no assurance in that regard. Our third largest contract, in terms of revenues, is our contract with the Department of State for application development services, or ADP. The ADP contract generated 8% of our total revenues in fiscal 2002 and 7% of our total revenues in fiscal 2001. The ADP contract would have terminated on September 30, 2002, but was extended by the Department of State through March 31, 2003. The Department of State has signed an additional extension taking the contract through June 2003. We expect to recompete for the C4I2SR, NVC and ADP contracts; however we cannot guarantee that we will win these recompetes. If we fail to win the recompete for any of these contracts or any of our other major contracts, or if the government does not increase the amount of aggregate expenditures authorized under the NVC contract, our business will be materially adversely affected.

Our business could be adversely affected by changes in budgetary priorities of the federal government.

        Because we derive a significant portion of our revenue from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs which call for the types of services that we provide or a change in federal government contracting policies, could cause federal governmental agencies to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not enter into new contracts. Any of those actions could seriously harm our business, prospects, financial condition or operating results. Moreover, although our contracts with governmental agencies often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. Significant reductions in these appropriations by Congress could have a material adverse effect on our business. Additional factors that could have a serious adverse effect on our federal government contracting business include:

  •
  changes in federal government programs or requirements;

  •
  budgetary priorities limiting or delaying federal government spending generally, or by specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential governmental shutdowns;

  •
  reduction in the federal government's use of technology solutions firms; and

  •
  an increase in the number of contracts reserved for small businesses, or small business set asides, which could result in our inability to compete directly for these prime contracts.

Our contracts with the federal government may be terminated or adversely modified prior to completion, which could adversely affect our business.

        Federal government contracts generally contain provisions, and are subject to laws and regulations, that give the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to:

  •
  terminate our existing contracts;

  •
  reduce potential future income from our existing contracts;

  •
  modify some of the terms and conditions in our existing contracts;

  •
  suspend or permanently prohibit us from doing business with the federal government or with any specific government agency;

  •
  impose fines and penalties;

  •
  subject us to criminal prosecution;

  •
  subject the award of some contracts to protest or challenge by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new bids for the contract or result in the termination, reduction or modification of the awarded contract;

  •
  suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;

  •
  decline to exercise an option to extend an existing multiple year contract; and

  •
  claim rights in technologies and systems invented, developed or produced by us.

        The federal government may terminate a contract with us either "for convenience" (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract) or if we default by failing to perform under the contract. If the federal government terminates a contract with us for convenience, we generally would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If the federal government terminates a contract with us based upon our default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the federal government in procuring undelivered items from an alternative source. As is common with government contractors, we have experienced and continue to experience occasional performance issues under some of our contracts. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the federal government's satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

        Our federal government contracts typically have terms of one or more base years and one or more option years. Many of the option periods cover more than half of the contract's potential term. Federal governmental agencies generally have the right not to exercise options to extend a contract. A decision to terminate or not to exercise options to extend our existing contracts could have a material adverse effect on our business, prospects, financial condition and results of operations.

        Certain of our federal government contracts also contain "organizational conflict of interest" clauses that could limit our ability to compete for certain related follow-on contracts. For example, when we work on the design of a particular solution, we may be precluded from competing for the contract to install that solution. While we actively monitor our contracts to avoid these conflicts, we cannot guarantee that we will be able to avoid all organizational conflict of interest issues.

If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for new business may be adversely affected.

        To develop new business opportunities, we primarily rely on establishing and maintaining relationships with various government entities and agencies. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so may adversely affect our ability to compete successfully for new business.

We derive significant revenue from contracts and task orders awarded through a competitive bidding process. If we are unable to win new awards or successfully compete for renewal contracts, our business and prospects may be adversely affected.

        A significant number of our contracts and task orders with the federal government are awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding of new contracts and task orders and contracts subject to renewal. Recently, members of Congress and administration officials have authorized changes to the procurement process intended to increase competition among suppliers to the federal government. Budgetary pressures and reforms in the procurement process have caused many federal government clients to increasingly purchase goods and services through indefinite delivery/indefinite quantity, or ID/IQ, contracts, including General Services Administration contracts, or GSA contracts, and other government-wide acquisition contracts, or GWACs. These contracts have increased competition and pricing pressure by concentrating work under fewer contracts, and requiring competition both prior to the initial award of the contract and throughout the term of the contract in order to obtain task orders for the services we provide, requiring that we make sustained post-award marketing efforts to realize revenue under each such contract. These contracts generally approve particular contractors to provide specified goods and services to the applicable governmental agency but generally do not obligate the agency to purchase any particular amount of goods or services. To procure goods or services under the contract, the agency generally awards task orders to perform specified services or to supply specified goods pursuant to competitive bidding among approved contractors. Thus, the existence of a contract does not ensure future revenue; rather, the contract merely provides us the opportunity to compete for additional work. An agency may administer an ID/IQ contract in which it procures goods and services for itself. Under the same contract, other federal agencies may also procure goods and services. These contracts are known as GWACs. When multiple prime contractors hold GWACs for the same goods and services, all of them are eligible to supply goods and services under the contract. As a result, qualified contractors often compete with each other to obtain task orders under a GWAC. Similarly, GSA contracts, including contracts commonly known as GSA Schedule contracts, are procurement contracts administered by the GSA on behalf of the entire federal government. Like GWACs, multiple contractors may be awarded GSA contracts for the same goods and services. As a result, an agency may procure goods and services from any contractor awarded the GSA contract at the prices and on the terms stated in the contract. Moreover, even if we are highly qualified to work on a particular new contract or a contract subject to renewal, we might not be awarded business because of the federal government's policy and practice of procuring goods and services from multiple contractors in order to maintain a diverse base of contractors.

        The competitive bidding process presents a number of risks, including the following:

  •
  we expend substantial funds, managerial time and effort to prepare bids and proposals for contracts that we may not win;

  •
  we may be unable to estimate accurately the resources and cost that will be required to service any contract we win, which could result in substantial cost overruns; and

  •
  we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract.

        The government contracts for which we compete typically have multiple year terms, and if we are unable to win a particular contract, we generally will be foreclosed from competing again for that contract until its expiration several years later. If we are unable to win new contract awards, our business and prospects will be adversely affected. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive rebidding process. Approximately 14.7% of our revenue recognized during fiscal 2002 was derived from contracts that we expect will become subject to recompetition bids prior to the end of government fiscal 2003. To date, we have only submitted recompetition bids for three of our contracts for which we are prime contractor. There can be no assurance that we will win any particular bid or recompetition bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or nonrenewal of any of our significant contracts or a substantial portion of our other contracts could materially harm our operating results.

Our business may suffer if our facilities or our employees are unable to obtain or retain the security clearances or other qualifications needed to perform services for our clients.

        Many of our federal government contracts require employees and facilities used in specific engagements to hold security clearances and to clear National Agency Checks and Defense Security Service checks. Many of our contracts require us to employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If our employees or our facilities lose or are unable to obtain necessary security clearances or successfully clear necessary National Agency or Defense Security Service checks, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the security clearances necessary for our facilities or our employees working on a particular contract or to the extent our facilities or our employees do not successfully clear necessary National Agency Checks or Defense Security Service checks, we may not derive the revenue anticipated from the contract, which could seriously harm our operating results.

We must comply with a variety of laws, regulations and procedures and our failure to comply could harm our operating results.

        We must observe laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our clients, and impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the Department of Defense and related laws include provisions that:

  •
  allow our federal government clients to terminate or not renew our contracts if we come under foreign ownership, control or influence;

  •
  require us to disclose and certify cost and pricing data in connection with contract negotiations;

  •
  require us to prevent unauthorized access to classified information; and

  •
  require us to comply with laws and regulations intended to promote various social or economic goals.

        We are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our federal government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

        In addition, our employees often must comply with procedures required by the specific agency for which work is being performed, such as time recordation or prohibition on removal of materials from a location.

        Our failure to comply with applicable laws, regulations or procedures, including federal procurement regulations and regulations regarding the protection of classified information, could result in contract termination, loss of security clearances, suspension or prohibition from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could have a material adverse effect on our business.

The federal government may revise its procurement or other practices in a manner adverse to us.

        The federal government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, GWACs or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the federal government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the federal government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results. For example, the Truthfulness, Responsibility and Accountability in Contracting Act, proposed in 2001, would have limited and severely delayed the federal government's ability to use private service contractors. Although this proposal was not enacted, it or similar legislation could be proposed at any time. Any reduction in the federal government's use of private contractors to provide federal information technology services would adversely impact our business.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the federal government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

        Federal governmental agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit and investigate government contracts and government contractors' administrative processes and systems. These agencies review our performance on contracts, pricing practices and cost structure. They also review our compliance with applicable laws, government regulations, policies and standards and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of our administrative processes and systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another government agency, such as the Defense Security Service, or DSS, which verifies security compliance, could materially adversely affect our competitive position and result in a substantial reduction of our revenues. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Failure to maintain strong relationships with other government contractors could result in a decline in our revenue.

        We derived approximately 17% and 18%, respectively, of our total revenue in fiscal 2002 and fiscal 2001 from contracts under which we acted as a subcontractor or from "teaming" arrangements in which we and other contractors jointly bid on particular contracts or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be adversely affected if any prime contractor or teammate chooses to offer a client services of the type that we provide or if any prime contractor or teammate teams with other companies to independently provide those services.

The calculation of our backlog is subject to numerous uncertainties, and we may not receive the full amounts of revenue estimated under the contracts included in our backlog, which could reduce our revenue in future periods.

        Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of the signed contracts and task orders we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenues under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus estimated future revenues we expect to receive under signed purchase orders with commercial clients. Unfunded backlog is the difference between total backlog and funded backlog. Unfunded backlog reflects our estimate of future revenues under signed government contracts and task orders for which either funding has not been appropriated or expenditures have not been authorized. Our total backlog does not include estimates of revenue from GWAC or GSA schedules beyond signed, funded task orders, but our unfunded backlog does include estimates of revenue beyond signed, funded task orders for other types of ID/IQ contracts, including our C4I2SR contract with the U.S. Air Force Space Command.

        The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract's potential value is based upon factors such as historical trends, competition and budget availability. In the case of contracts which may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of backlog from which we expect to recognize revenues in fiscal 2002 or any future period is likely to be inaccurate because the receipt and timing of any of these revenues is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders, many of which are beyond our control. In addition, we may never receive revenues from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog. The actual receipt of revenues on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts or task orders, awards of new contracts or task orders, or approvals of expenditures. Additionally, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. We also derive revenues from ID/IQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a minimum quantity, which is generally very small. If we fail to realize revenue included in our backlog, our revenues and operating results for the then current fiscal year as well as future reporting periods may be materially harmed.

Loss of our GSA contracts or GWACs would impair our ability to attract new business.

        We are a prime contractor under several GSA contracts and GWAC schedule contracts. We believe that our ability to continue to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could suffer. GSA contracts and other GWACs typically have a one or two-year initial term with multiple options exercisable at the government client's discretion to extend the contract for one or more years. We cannot be assured that our government clients will continue to exercise the options remaining on our current contracts, nor can we be assured that our future clients will exercise options on any contracts we may receive in the future.

Risks Related to Our Business

We have incurred net losses and our revenue and operating results could be volatile.

        As of the end of fiscal 2002, we have an accumulated stockholders deficit of $1.3 million. We incurred net losses attributable to common stockholders of $2.8 million and $2.3 million for fiscal 2001 and fiscal 2000, respectively. In fiscal 2002, we had net income attributable to common stockholders of $529,000. We cannot assure you that we will not incur net losses attributable to common stockholders in the future.

        Our revenue and operating results may vary significantly from quarter to quarter. In particular, if the federal government does not pass, or delays passing, an appropriation act for each government fiscal year beginning on October 1, or fails to pass a resolution maintaining current funding levels until passage of an appropriation act, federal agencies may be forced to suspend our contracts, delay payments for work performed and delay the award of new and follow-on contracts and task orders due to a lack of funding. We are unable to predict the amount and timing of equipment purchases required by the U.S. Air Force Space Command C4I2SR contract. The timing of purchases under this contract affects our revenue and operating results, sometimes substantially, and we expect that these fluctuations will continue for the term of the contract. Further, the rate at which the federal government procures technology may be negatively affected depending on priorities of presidential administrations or senior government officials. Therefore, our historical operating results may not be a good indication of our future performance. Our quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of our common stock. Our quarterly operating results may also fluctuate due to impairment of goodwill charges required by recent changes in accounting standards.

We may lose money or generate less than anticipated profits if we do not accurately estimate the cost of our performance under fixed price or time and materials contracts.

        Some of our contracts require that we perform on a fixed price basis. We derived 17% of our total revenue in fiscal 2002 and 19% of our total revenue in fiscal 2001 from fixed price contracts. A fixed price contract generally provides that we will receive a specified price for our performance under the contract, regardless of the cost to us of such performance. This requires that we accurately estimate the cost that we will incur to perform our obligations under any contract at the time that we submit our proposal or offer to the applicable government agency. When making proposals for engagements on a fixed price basis, we rely on our estimates of costs and timing for completing the projects. These estimates are subject to numerous variables and uncertainties, and there can be no assurance that the costs of performing under any fixed price contract will not exceed, perhaps substantially, our estimates. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed price contracts, including costs and delays caused by factors outside our control, could make these contracts less profitable than anticipated or could cause us to incur losses, which could be substantial, on these contracts. In the past, we have from time to time incurred losses on some fixed price contracts and our profits on some fixed price contracts have been less than anticipated. Our operating results could be materially adversely affected if the actual costs of performing under these contracts exceed our estimates.

        Many of our contracts are performed on a time and materials basis. A time and materials contract typically provides that we are paid a fixed hourly rate for direct labor costs expended and reimbursed for allowable materials, costs and expenses. We derived 42% of our total revenues in fiscal 2002 and 41% of our total revenues in fiscal 2001 from time and materials contracts. While these types of contracts are generally subject to less uncertainty than fixed price contracts, to the extent that our actual labor costs are higher than the contract rates, we may lose money on the contract.

Our margins and operating results may suffer if cost reimbursable contracts increase as a percentage of our total government contracts.

        In general, cost reimbursable contracts are the least profitable of our government contracts. Our cost reimbursable contracts generally provide for reimbursement of costs, which are determined to be reasonable, allowable and allocable to the contract, as well as payment of a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Our time and materials contracts generally are more profitable than our cost reimbursable contracts. Cost reimbursable contracts contributed approximately 41% and 40% of our total revenues in fiscal 2002 and fiscal 2001. To the extent that cost reimbursable contracts represent an increased proportion of our total government contracts, our operating results may suffer.

Our markets are highly competitive, and many of the companies we compete against have substantially greater resources.

        We operate in highly competitive markets that include a large number of participants and involve intense competition to win contracts. Many of our competitors may compete more effectively than we can because they are larger, have greater financial and other resources, have better or more extensive relationships with government officials involved in the procurement process and have greater brand or name recognition. In order to stay competitive in our industry, we must attract and retain the highly skilled employees necessary to provide our services and keep pace with changing technologies and client preferences. In addition, some of our competitors have established alliances or strategic relationships among themselves or with third parties in order to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation which may result in the emergence of larger companies that may be better able to compete with us. If we are unable to compete effectively, our business could be materially harmed.

Our failure to attract and retain qualified employees, including our executive and senior management team, may adversely affect our business.

        Our continued success depends to a substantial degree on our ability to recruit and retain the technically skilled personnel we need to serve our clients effectively. Our business involves the development of tailored technology solutions for our clients, a process that relies heavily upon the expertise and services of our employees. Competition for skilled personnel in the information technology services industry is intense, and technology service companies often experience high attrition among their skilled employees. Recruiting and training these employees require substantial resources. Our failure to attract and retain technical personnel could increase our costs of performing our contracts, reduce our ability to meet our clients' needs, limit our ability to win new business and constrain our ability to grow.

        In addition to attracting and retaining qualified technical personnel, we believe that our success will depend on the continued employment of our executive and senior management team and its ability to generate new business and execute projects successfully. We believe that the personal reputations of our management team members and the business relationships between individual members of our management team and governmental officials involved in the procurement process and related areas are critical elements of obtaining and maintaining client engagements in our industry, particularly with agencies performing classified operations. To create and maintain these client relationships, identify potential business opportunities and establish our reputation among our current and potential clients, we depend on our senior management team. The loss of any of our senior executives could cause us to lose client relationships or new business opportunities, which could seriously harm our business.

We may have difficulty identifying and executing future acquisitions on favorable terms, which may adversely affect our results of operations and stock price.

        A substantial majority of our historical growth was the result of acquisitions and the selective pursuit of acquisitions remains one of our key growth strategies. We cannot assure you that we will be able to identify and execute suitable acquisitions in the future on terms that are favorable to us, or at all.

        We may encounter other risks in executing our acquisition strategy, including:

    •
    increased competition for acquisitions which may increase the price of our acquisitions; and

    •
    our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations such as the Federal Acquisition Regulation and health, safety, employment and environmental laws, or their failure to fulfill their contractual obligations to the federal government or other clients.

        In connection with any future acquisitions, we may decide to consolidate the operations of any acquired business with our existing operations or to make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions and, in the event that any goodwill resulting from present or future acquisitions is found to be impaired, by goodwill impairment charges. As of December 28, 2002, we had approximately $39.8 million of goodwill resulting from acquisitions on our balance sheet and, to the extent we make future acquisitions, the amount of goodwill could increase, perhaps substantially. Any of the businesses we acquire may also have liabilities or adverse operating issues.

        In addition, our ability to make future acquisitions may require us to obtain additional financing and we may be materially adversely affected if we cannot obtain additional financing for any future acquisitions. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions and the issuance of common stock to acquire other businesses could be dilutive to our stockholders. To the extent that we use borrowings to acquire other businesses, our debt service obligations could increase substantially and relevant debt instruments may, among other things, impose additional restrictions on our operations, require us to comply with additional financial covenants or require us to pledge additional assets to secure our borrowings.

We may have difficulty integrating the operations of any companies we acquire, which may adversely affect our results of operations.

        The success of our acquisition strategy will depend upon our ability to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen events or operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties could include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key clients or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could adversely affect our operating results.

If we are unable to manage our growth, our business may be adversely affected.

        Sustaining our growth has placed significant demands on our management, as well as on our administrative, operational and financial resources. If we continue to grow, we must improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to do so, or if new systems that we implement to assist in managing any future growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.

Systems failures may disrupt our business and have an adverse effect on our results of operations.

        Any systems failures, including failure of network, software or hardware systems, whether caused by us, a third-party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data and interruptions or delays in our business or that of our clients. In addition, the failure or disruption of mail, communications or utilities could cause us to interrupt or suspend our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for losses that may occur as a result of any system or operational failure or disruption, and insurance to cover these types of risks may not be available in the future on terms that we consider acceptable, if at all.

        The systems and networks that we maintain for our clients, although redundant in their design, could also fail. If a system or network we maintain were to fail or experience service interruptions, we might experience loss of revenue or face claims for damages or contract termination. Our liability insurance may be inadequate to compensate us for damages that we might incur and liability insurance to cover these types of risks may not be available in the future on terms that we consider acceptable, or at all.

If our subcontractors fail to perform their contractual obligations, our performance as a prime contractor and our ability to obtain future business could be materially and adversely impacted.

        Approximately 14%, 13% and 11% of our total revenue in fiscal 2002, fiscal 2001 and fiscal 2000, respectively, was generated by work performed by subcontractors who perform a portion of the work we are obligated to deliver to our clients. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor. In extreme cases, a subcontractor's performance deficiency could result in the federal government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

        Our indebtedness and debt service obligations may increase substantially and we will be subject to restriction under debt instruments.

        We entered into a new $35 million secured revolving credit facility contemporaneously with the closing of our initial public offering. A portion of the proceeds from our initial public offering were used to repay all borrowings under our existing credit facility. Borrowings available under our new credit facility will be used to finance our future business needs, including acquisitions, when and if we identify suitable acquisition targets. Accordingly, the amount of our indebtedness will likely increase, perhaps substantially.

        Our indebtedness could have significant negative consequences, including:

    •
    increasing our vulnerability to general adverse economic and industry conditions;

    •
    limiting our ability to obtain additional financing;

    •
    requiring that a substantial portion of our cash flow from operations be applied to pay our debt service obligations, thus reducing cash available for other purposes;

    •
    limiting our flexibility in planning for or reacting to changes in our business or in the industry in which we compete; and

    •
    placing us at a possible disadvantage compared to our competitors with less leverage or better access to capital.

        Our new credit facility bears interest at variable rates based upon prevailing market interest rates, which exposes us to the risk of increased interest rates. Also, our new credit facility requires that we comply with various financial covenants and impose restrictions on us, including restrictions on, among other things, our ability to incur additional indebtedness or liens, make acquisitions and pay dividends on our capital stock.

        During fiscal 2002, we were not in compliance with the minimum EBITDA covenant under that credit facility. The lenders agreed to waive the covenant non-compliance as of September 28, 2002 and amend the facility to exclude certain nonrecurring charges from the computation of EBITDA in subsequent periods.

        In fiscal 2001, our capital expenditures exceeded the limits set by one of the financial covenants under our previous credit facility. The lenders agreed to amend the facility, thereby waiving the capital expenditures covenant for fiscal 2001.

        If we fail to comply with the financial covenants in our new credit facility, our lenders may exercise remedies, including requiring immediate repayment of all outstanding amounts. The borrowings and other amounts due under our new credit facility are secured by substantially all of our current and future tangible and intangible assets, including accounts receivable, inventory and capital stock of our existing or future subsidiaries. Our ability to obtain other debt financing may therefore be adversely affected because the lenders under our new credit facility have a prior lien on our assets to secure amounts we owe to them. In addition, upon the occurrence of specified events of default under the new credit facility, the lenders would be entitled to demand immediate repayment of all borrowings and other amounts outstanding under the facility and to realize upon the collateral pledged under the facility to satisfy our obligations to them. These events of default include, among others, the loss by us of any customer accounting for more than 10% of our revenue in the previous twelve months. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further information with respect to the terms of our new credit facility.

Risks Related to our Common Stock

The market price of our common stock could be volatile, resulting in a substantial loss on your investment.

        The stock market in general, and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere "Risk Related to our Business" and others such as:

  •
  variations in our operating performance and the performance of other similar companies;

  •
  actual or anticipated fluctuations in our quarterly operating results;

  •
  changes in our revenue or earnings estimates or recommendations by securities analysts;

  •
  publication of research reports about us or our industry by securities analysts or our failure to meet analysts' projections;

  •
  additions and departures of key personnel;

  •
  changes in the relative proportions of our fixed price, time and materials and cost reimbursable contracts;

  •
  the extent we use subcontractors to perform services under our contracts;

  •
  strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

  •
  federal government spending levels, both generally and by our particular government clients;

  •
  the passage of legislation or other regulatory developments affecting us or our industry;

  •
  speculation in the press or investment community;

  •
  changes in the government information technology services industry;

  •
  changes in accounting principles;

  •
  terrorist acts, acts of war or periods of widespread civil unrest; and

  •
  changes in general market and economic conditions.

        In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Ownership of our stock is concentrated and this small group of stockholders may exercise substantial control over our actions.

        Based on shares outstanding as of December 28, 2002, investment partnerships and a limited liability company managed by Frontenac Company beneficially own approximately 40% of our outstanding common stock and our officers and directors beneficially own, in the aggregate, approximately 46% of our outstanding stock. The percentage of our shares owned by our directors and officers as set forth in the preceding sentence includes the shares owned by partnerships and a limited liability company managed by Frontenac Company because two of our directors are affiliates of Frontenac Company and are therefore deemed to beneficially own those shares. These stockholders, if acting together, will have the ability to substantially influence the election of directors and other corporate actions. In addition, these partnerships and this limited liability company, if acting together, will also have the ability to substantially influence the election of directors and other corporate actions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

A substantial number of shares of our common stock will be eligible for sale in the near future, which could cause our common stock price to decline significantly.

        If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales may also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Based on the number of our shares outstanding as of December 28, 2002, we have 8,439,741 outstanding shares of common stock. Approximately 4,011,429 additional shares of common stock will be available for sale in the public market 180 days after November 12, 2002, the date of our initial public offering, following the expiration of lock-up agreements entered into by our executive officers, directors and some of our stockholders. Wachovia Securities, Inc., on behalf of the underwriters, may release the executive officers, directors and stockholders from their lock-up agreements with the underwriters' at any time and without notice, which would allow for earlier sale of shares in the public market. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

        Holders of approximately 3,974,021 shares of our common stock will have the right to require us to register those shares under the Securities Act of 1933 for sale in the public market or to participate in subsequent registrations of our common stock. In addition, we have registered the shares available for issuance under our stock option plans.

Provisions of our charter and bylaws and Delaware law make a takeover of our company more difficult.

        Our basic corporate documents and Delaware law contain provisions that might enable our management to resist an attempt to take over our company. For example, our board of directors can issue shares of common stock and preferred stock without stockholder approval, and the board could issue stock to dilute and adversely affect various rights of a potential acquirer. Other provisions of our charter and bylaws that could deter or prevent a third party from acquiring us include:

  •
  the division of our board of directors into three separate classes serving staggered three-year terms;

  •
  the absence of cumulative voting in the election of our directors, which means that the holders of a majority of the voting power of our outstanding capital stock have the power to elect all of our directors;

  •
  limitations on the ability of our stockholders to remove directors and the provisions requiring that vacancies in our board of directors must be filled by the remaining directors;

  •
  prohibitions on our stockholders from acting by written consent or calling special meetings; and

  •
  procedures for advance notification of stockholder nominations.

        We are subject to Section 203 of the Delaware General Corporation Law that, subject to exceptions, would prohibit us from engaging in any business combination with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder.

        The board could use these and other provisions to discourage, delay or prevent a change in the control of our company or a change in our management. These provisions might also discourage, delay or prevent an acquisition of our company at a price that you may find attractive. These provisions could also make it more difficult for you and our other stockholders to elect directors and take other corporate actions and could limit the price that investors might be willing to pay for shares of our common stock.

Item 2. Properties

        As of December 28, 2002, we leased office space at fifteen U.S. locations for an aggregate of approximately 305,000 square feet in eight states. In February 2003, we relocated two major offices and closed several smaller locations reducing the aggregate amount leased to approximately 232,000 square feet.

        Our corporate offices are located at 12012 Sunset Hills Road, Reston, Virginia in approximately 68,000 square feet of leased space. Our other major offices are located in Colorado Springs, Colorado;

Rockville, Maryland; and Arlington, Virginia. Our Colorado Springs properties consist of approximately 60,000 square feet under a lease that expires in November 2005 and approximately 30,000 square feet under a lease that expires in April 2006. Our Rockville office consists of approximately 24,000 square feet under a lease expiring in November 2011. Our Arlington office consists of approximately 14,500 square feet under a lease that expires in December 2012. In addition, we have employees who work on engagements at other smaller operating locations around the United States.

        All of our offices are in new, or reasonably modern, well-maintained buildings. The facilities are substantially utilized and are adequate for present operations. We do not own any real estate or improvements.

Item 3. Legal Proceedings

        On March 1, 2002, the Company filed a demand for arbitration with the American Arbitration Association seeking to arbitrate a dispute with one of its former employees, regarding the valuation of units purchased by the former employee in SI International, L.L.C., its principal stockholder. On March 25, 2002, the former employee filed a complaint in Delaware Chancery Court against the Company, SI International, L.L.C., Ray J. Oleson, Chief Executive Officer, Frontenac VII Limited Partnership, and Frontenac Masters VII Limited Partnership, seeking to enjoin the demand for arbitration on the grounds that the dispute in question is not subject to arbitration. The complaint was dismissed on June 24, 2002. In July 2002, the former employee filed his counterclaims in the arbitration. This litigation was resolved and fully settled by virtue of a settlement and release executed in November 2002 under which the Company made no monetary payment.

        In November 2001, a lawsuit was filed in the District Court of Dallas County, Texas, naming System Technology Associates, Inc. (now SI Engineering), one of the acquired businesses, as a defendant. The claims arose out of an alleged breach of certain confidentiality and non-disclosure provisions of a contract to analyze two oil and gas fields by an STA employee. The suit charged STA with breach of contract, violation of the Texas Deceptive Trade Practices Act, conspiracy to defraud and fraud. In June 2002, the Company entered into a mutual release, compromise and settlement agreement with the plaintiff, filed in the District Court of Dallas County, Texas. The Company paid the plaintiff the settlement amount upon execution of the agreement in exchange for a full release of all claims against SI Engineering by the plaintiff and a dismissal of SI Engineering from the lawsuit in July 2002.

        We are a party to other litigation and legal proceedings that we believe to be a part of the ordinary course of our business. While we cannot predict the ultimate outcome of these matters, we currently believe, based upon information available to us as of the date of this filing, that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position. We may become involved in other legal and governmental, administrative or contractual proceedings in the future.

Item 4. Submission of Matters To a Vote of Security Holders

        During the quarter ended December 28, 2002, we submitted certain matters to a vote of our stockholders through the solicitation of three written consents under Section 228 of the General Corporation Law of the State of Delaware.

        A written consent was received from stockholders dated October 22, 2002. This consent approved:

  (1)
  the Agreement and Plan of Merger by and among SI International, Inc., SI MergerSub, Inc. and SI International Telecom Corporation (the "Merger Agreement");

  (2)
  the incorporation of SI MergerSub, Inc.;

  (3)
  the filing of a Certificate of Amendment to our Restated Certificate of Incorporation;

  (4)
  the issuance of our common stock in the merger pursuant to the Merger Agreement;

  (5)
  an amendment to our 1998 Stock Option Plan;

  (6)
  an amendment to our 2001 Service Award Stock Option Plan;

  (7)
  an amendment to our January 2001 Nonqualified Stock Option Plan;

  (8)
  the adoption of our 2002 Stock Incentive Plan;

  (9)
  the Exchange Agreement by and between SI International, Inc. and SI International, L.L.C.;

  (10)
  the authorization of the Warrant Exchange Agreement by and among SI International, Inc. and the holders of certain warrants; and

  (11)
  the authorization of the cashless exercise of certain warrants.

Each of these matters was approved by the affirmative vote of 2,651,622 shares of our common stock, representing 100% of the 2,651,622 shares of our common stock then outstanding. These numbers give effect to the approximately 18.54 for one reverse stock split we effectuated on November 2, 2002.

        A written consent was received from stockholders dated November 1, 2002. This consent approved the change to the number of shares reserved for issuance under the 2002 Stock Incentive Plan from 1,700,000 to 1,600,000 prior to the closing of our initial public offering of our common stock. This matter was approved by the affirmative vote of 2,592,448 shares of our common stock, representing 98.0% of the 2,651,622 shares of our common stock then outstanding. These numbers give effect to the approximately 18.54 for one reverse stock split we effectuated on November 2, 2002

  A written consent was received from stockholders dated November 2, 2002. This consent approved:

  (1)
  the approximately 18.54 for one reverse stock split; and

  (2)
  the filing of a Certificate of Amendment to our Restated Certificate of Incorporation.

Each of these matters was approved by the affirmative vote of 2,590,038 shares of our common stock, representing 97.7% of the 2,651,622 shares of our common stock then outstanding. These numbers give effect to the approximately 18.54 for one reverse stock split we effectuated on November 2, 2002.

        A written consent was received from stockholders dated November 11, 2002. This consent approved the filing of our Second Restated Certificate of Incorporation prior to the closing of our initial public offering of our common stock. This matter was approved by the affirmative vote of 2,590,038 shares of our common stock, representing 97.7% of the 2,651,622 shares of our common stock then outstanding.

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

        Since November 12, 2002, SI International's common stock has been publicly traded on the Nasdaq National Market under the symbol "SINT". Prior to November 12, 2002, SI International's common stock was not publicly traded. The high and low sales prices of SI International's common stock as reported by the Nasdaq National Market were:

	High	Low
Year ended December 28, 2002:
Fourth Quarter (from November 12, 2002)	$14.20	$10.20

        As of March 12, 2003, there were approximately 20 holders of record of SI International's common stock. As of March 12, 2003 the closing price of SI International's common stock was $7.13.

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

        Information regarding securities authorized for issuance under our equity compensation plans will be set forth in the definitive proxy statement for the 2003 annual meeting of stockholders and is incorporated into this report by reference.

Sale of Unregistered Securities

        During fiscal 2002, we sold certain securities that were not registered under the Securities Act of 1933 as amended at the time of issuance.

        In October 2002, we issued approximately 12,034 shares of SI International common stock to SI International, L.L.C.; 243 shares of SI International common stock to John L. Howard; 49 shares of SI International common stock to Stuart Hill; 12 shares of SI International common stock to Gene Dickhudt and 12 shares of SI International common stock to Osama Mowafi. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

        In November 2002, under the stock incentive plan, we issued options to purchase 740,823 shares of SI International common stock, at an exercise price equal to the initial public offering per share in the offering to some of our directors, officers and employees prior to or contemporaneously with the completion of our initial public offering.

        The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering, and SI International, Inc. believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 promulgated under Section 3(b) thereof, pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. All recipients had adequate access to information about SI International, Inc.

Use of Proceeds

        We are furnishing the following information with respect to the use of proceeds from our initial public offering of common stock, $0.01 par value per share, which closed in November 2002. The effective date of the Registration Statement on Form S-1 for the offering was November 8, 2002, and the commission file number of the Registration Statement is 333-87964. The offering commenced on November 12, 2002. The offering terminated on November 15, 2002. All of the shares of common stock registered for our account were sold prior to the termination of the offering. The managing underwriters for the offering were Wachovia Securities, Inc, Legg Mason Wood Walker, Incorporated, and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. We registered 4,350,000 shares of our common stock, $0.01 par value per share, in the offering. The aggregate offering price of the shares registered and sold by us was $53.9 million. The actual expenses incurred for our account in connection with the offering were as follows:

Underwriting Fees	$3,773,000
Offering Related Expenses	77,064
SEC registration fee	10,836
NASD listing and filing fee	113,238
Printing and engraving costs	304,755
Legal fees and expenses	1,284,236
Accounting fees and expenses	842,000
Directors & Officers Liability Insurance	334,000
Blue Sky fees and expenses	50,000
Miscellaneous expenses	41,298

Total	$6,830,427

        Payment of expenses were to persons other than our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities, or our affiliates.

        Our net offering proceeds after expenses were approximately $47,069,573. From November 15, 2002 until December 28, 2002 we used $31.1 million to repay outstanding borrowings under our credit facility, $10.1 million to repay loans from several of our stockholders, and $1.4 million to repurchase outstanding warrants. The remaining proceeds were placed in investments vehicles affording low-yield, low-risk, and high liquidity capability. Such payments, other than amounts paid to several of our stockholders, were to persons other than our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities, or our affiliates.

Item 6. Selected Financial Data

        The selected financial data presented below for our 2000, 2001 and 2002 fiscal years, and as of the end of our 2001 and 2002 fiscal years, are derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data presented below for our 1999 fiscal year and as of the end of our 1999 and 2000 fiscal years are derived from our audited consolidated financial statements not included in this Form 10-K. The selected financial data for, and as of the end of, fiscal years 1997 and 1998 under the heading "Predecessor" are derived from the audited financial statements of SI International Application Development, Inc., formerly known as Statistica, Inc., and are not included in this Form 10-K. We were founded in 1998 and acquired SI International Application Development, Inc., or SI Development on January 15, 1999. SI Development is considered our predecessor for financial reporting purposes. You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

        Our fiscal year is based on the calendar year and ends each year on the Saturday closest to December 31 of that year. All fiscal years shown below include 52 weeks.

	Fiscal Year
	Predecessor	SI International, Inc.
	1998	1999	2000	2001	2002
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$20,174	$33,891	$120,580	$146,583	$149,351
Costs and expenses:
Direct costs	12,060	20,731	71,868	87,071	91,240
Indirect costs	6,670	11,646	40,509	49,495	49,404
Depreciation	62	198	992	1,653	1,988
Amortization	—	517	3,088	3,586	—

Total operating expenses	18,792	33,092	116,457	141,805	142,632
Income from operations	1,382	799	4,123	4,778	6,719
Other income (expense)	—	2	(157)	—	—
Interest expense	(245)	(419)	(4,023)	(3,451)	(2,432)
Minority interests	—	—	—	(144)	(118)
Change in fair value of put warrants	—	—	(265)	(1,255)	640

Income (loss) before provision for income taxes	1,137	382	(322)	(72)	4,809
Provision for income taxes	419	271	424	657	1,794

Net Income (loss), before extraordinary item	718	111	(746)	(729)	3,015
Extraordinary loss, early extinguishment of debt, net of tax	—	—	—	—	(532)

Net income	718	111	(746)	(729)	2,483

Dividends on redeemable cumulative preferred stock	—	251	1,505	2,052	1,954

Net income (loss) attributable to common stockholders	$718	$(140)	$(2,251)	$(2,781)	$529

Earnings (loss) per common share:
Basic earnings (loss) per share		$(0.06)	$(0.86)	$(1.06)	$0.16
Diluted earnings (loss) per share		(0.06)	(0.86)	(1.06)	(0.03)
Balance Sheet Data (at period end):
Cash and cash equivalents	$3	$218	$198	$470	$10,856
Working capital	2,531	(4,258)	9,599	16,103	29,937
Total assets	5,661	31,380	82,970	80,461	92,315
Total debt, including current portion	2,023	14,559	39,595	40,082	480
Total stockholders' equity (deficit)	315	2,601	350	(2,431)	73,977
Other Financial Data:
EBITDA(1)	$1,444	$1,516	$8,046	$10,017	$8,707
Capital expenditures	51	267	1,884	2,577	1,653
Net cash provided by (used in) operations	353	(116)	(874)	1,697	5,680
Net cash used in investing activities	(48)	(16,701)	(36,215)	(2,577)	(1,653)
Net cash provided by (used in) financing activities	(320)	16,931	37,069	1,152	6,359

(1)
EBITDA is defined as net income (loss) before the extraordinary item plus interest expense, income taxes, depreciation and amortization, change in the value of put warrants and minority interest. Reported 2002 EBITDA includes the effects of the $2.0 million charge incurred in connection with managements decision not to pursue collection of certain amounts contractually due from a customer and $0.9 million of legal and settlement costs both incurred in the second fiscal quarter of 2002.

EBITDA as calculated by us may be calculated differently than EBITDA for other companies. We have provided EBITDA because it is a commonly used measure of financial performance as well as to enhance an understanding of our operating results. EBITDA should not be construed as either:

•
an alternative to net income (loss), as determined in accordance with generally accepted accounting principles in the United States, as an indicator of our operating performance; or

•
as an alternative to cash flows as a measure of liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below, in "Item 1-Business-Risk Factors" and elsewhere in this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-K.

        Backlog is our estimate of the amount of future revenue we expect to realize over the remaining life of our signed contracts and task orders as of the measurement date. Accordingly, all statements regarding the amount of our backlog are forward-looking statements and are subject to the risks and uncertainties referred to above and elsewhere in this Form 10-K.

        Our fiscal year is based on a calendar year and ends each year on the Saturday closest to December 31 of that year. As a result, our fiscal year may be comprised of 52 or 53 weeks. Our 2000, 2001 and 2002 fiscal years each had 52 weeks.

Overview

        We are a provider of information technology and network solutions primarily to the federal government. Our clients include the U.S. Air Force Space Command, U.S. Army, the Department of State, the Immigration and Naturalization Service and the intelligence community. In addition, we provide our services to a small number of commercial entities. We combine our technological and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, to assist our clients in achieving their missions. Our service offerings focus primarily on our clients' mission-critical needs in the areas of:

  •
  information technology applications;

  •
  systems engineering;

  •
  network and telecommunications engineering; and

  •
  outsourcing.

        In fiscal 2002 and fiscal 2001, we received 92.9% and 88.4%, respectively of our revenues from services we provided to various departments and agencies of the federal government and 7.1% and 11.6%, respectively of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense includes revenue generated from work performed under engagements for both the Department of Defense and the intelligence community.

	Fiscal Year
	2000	2001	2002
Department of Defense	39.8%	45.0%	49.0%
Federal civilian agencies	47.4%	43.4%	43.9%
Commercial entities	12.8%	11.6%	7.1%

Total revenue	100.0%	100.0%	100.0%

        We have derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with stronger client relationships. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Fiscal Year
	2000	2001	2002
Prime contract revenue	81.4%	82.1%	82.9%
Subcontract revenue	18.6%	17.9%	17.1%

Total revenue	100.0%	100.0%	100.0%

        Our services are provided under three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Fiscal Year
	2000	2001	2002
Cost reimbursable	36.7%	39.7%	40.6%
Time and materials	41.6%	41.4%	42.1%
Fixed price	21.7%	18.9%	17.3%

Total	100.0%	100.0%	100.0%

        Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract, and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. In general, cost reimbursable contracts are the least profitable of our government contracts. In fiscal 2002 and fiscal 2001, 40.6% and 39.7%, respectively, of our revenues were derived from cost reimbursable contracts.

        Under time and materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time and materials contract are higher or lower than the billing rates under the contract, our profit under the contract may either be greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time and materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts. In fiscal 2002 and fiscal 2001, 42.1% and 41.4%, respectively, of our revenues were derived from time and materials contracts.

        Under fixed price contracts, we perform specific tasks for a fixed price. Compared to cost reimbursable and time and materials contracts, fixed price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed price contracts may include either a product delivery or specific service performance throughout a period. Revenue on fixed price contracts under which we render services throughout a period is recognized as the service is provided. For fixed price contracts that provide for the delivery of a specific product with related client acceptance provisions, revenues and associated contract costs are recognized upon product delivery and client acceptance. In fiscal 2002 and fiscal 2001, 17.3% and 18.9%, respectively, of our revenues were derived from fixed price contracts.

        If we anticipate a loss on a contract, we provide for the full amount of anticipated loss at the time of that determination.

        Our most significant expense is direct cost, which consists primarily of direct labor costs for program personnel and direct expenses incurred to complete contracts, including cost of materials and subcontract efforts. Our ability to predict accurately the number and types of personnel, their salaries, and other costs, can have a significant impact on our direct cost.

        The allowability of certain direct and indirect costs in federal contracts is subject to audit by the client, usually through the DCAA. Certain indirect costs are charged to contracts and paid by the client using provisional, or estimated, indirect rates, which are subject to later revision, based on the government audits of those costs.

        Approximately 14.7% of our revenue recognized during fiscal 2002 was derived from contracts that we expect will become subject to competitive bids prior to the end of government fiscal 2003. We actively monitor our relationships with our clients during our engagements, as well as the quality of the service we provide, to assist in our efforts to win recompetition bids. In addition, we strive to maintain good relationships with a wide variety of government contractors.

Recent Events

        In April 2002, we changed Statistica, Inc.'s name to SI International Application Development, Inc.; WPI, Inc.'s name to SI International Learning, Inc; SI Enterprise Consulting Corporation's name to SI International Consulting, Inc. (SI Enterprise Consulting Corporation was previously named Noblestar Federal Systems, Inc.); and System Technology Associates, Inc.'s name to SI International Engineering, Inc.

        On March 9, 2000, we purchased all of the outstanding common stock of System Technology Associates, Inc. for approximately $37.8 million in cash and subordinated notes. As of December 28, 2002, payment of approximately $0.5 million of the subordinated notes had been withheld since certain of System Technology Associates' accounts receivables had not been fully collected.

        On January 1, 2001, we sold SI Engineering's telecommunications assets to SI International Telecom Corporation, a company under common ownership with us, as part of our determination to capitalize on the perceived growth opportunity in the commercial telecommunications market at the time by allowing the business of providing telecommunication solutions to develop in a focused manner through a separate company. In exchange for those assets, we received shares of SI Telecom's capital stock. We also received an option and a warrant to purchase shares of SI Telecom's capital stock.

Subsequently, we determined that, as a result of deteriorating market conditions in the commercial telecom market, it was no longer in the best interests of our stockholders to grow and develop a business focused on the commercial telecom market. As a result, we made the decision in June 2002 to merge SI International Telecom back into SI International, allowing us to redirect SI Telecom's resources to our core government contracting business. We completed this merger in October 2002, and, as a result, SI Telecom is now our wholly owned indirect subsidiary.

        Pursuant to the merger, we issued shares of our common stock in exchange for all outstanding shares of SI Telecom's common stock and junior preferred stock that we did not own. In addition, we assumed all options to purchase shares of SI Telecom's common stock by converting all options to purchase shares of SI Telecom's common stock into options to purchase our common shares. As a result we issued 12,350 shares of our common stock in exchange for SI Telecom's common stock and junior preferred stock and granted options to purchase 943 additional shares of our common stock at a weighted average exercise price of approximately $556.26 per share. In addition, all outstanding warrants to purchase SI Telecom common stock were converted into warrants to purchase 77 shares of our common stock at an exercise price of $37.08 per share. We applied a portion of the net proceeds from our initial public offering to repurchase some of these warrants, together with some of the other outstanding warrants to purchase our common stock.

        On November 12, 2002, our initial public offering date, we issued 1,938,119 shares of our common stock upon conversion of all outstanding shares of our preferred stock. The number of common shares issued was equal to the aggregate liquidation value of our preferred shares (which was $1,000 per share, plus all accrued and unpaid dividends at the time of the conversion) divided by a number, which was equal to the initial public offering price per share of our common stock. In November 2002, we effected an approximately 18.54 for one reverse stock split of our common stock. All share and share price data in the financial statements for all periods reflects the post-reverse split amounts.

        As described in note 1 to our consolidated financial statements included elsewhere in this Form 10-K, our historical financial statements (including the notes thereto) and the other historical financial data with respect to us appearing in the following discussion has been prepared as if SI Telecom had been our wholly owned subsidiary for all of fiscal 2001 and thereafter.

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a percent of revenues for the periods indicated.

	Fiscal Year
	2000	2001	2002
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	59.6	59.4	61.1
Indirect costs	33.6	33.8	33.1
Depreciation	0.8	1.1	1.3
Amortization	2.6	2.4	0.0

Total operating expenses	96.6	96.7	95.5

Income from operations	3.4	3.3	4.5
Other income (expense)	(0.1)	—	0.0
Interest expense	(3.3)	(2.4)	(1.6)
Minority interests	—	(0.1)	(0.1)
Change in fair value of put warrants	(0.2)	(0.8)	0.4

Income (loss) before provision for income taxes	(0.2)	—	3.2
Provision for income taxes	0.4	0.5	1.2

Net Income (loss) before extraordinary item	(0.6)	(0.5)	2.0

Extraordinary Loss, net of tax	—	—	(0.4)

Net income (loss)	(0.6)%	(0.5)%	1.6%

        In connection with the repayment of the existing credit facility with a portion of the proceeds from our public offering, we wrote down approximately $0.9 million of previously deferred debt arrangement fees and discounts. This is reflected as an extraordinary loss in the fourth quarter of fiscal 2002.

Fiscal year 2002 compared with fiscal year 2001

        Revenue.    For the fiscal year ended December 28, 2002, our revenues increased 1.9% to $149.4 million from $146.6 million for the same period in 2001. Revenues from work under federal government contracts increased 7.1% to $138.8 million from $129.6 million for the same period in 2001. This increase was attributable primarily to an increase in our Information Technology and Network Solutions services provided to our federal government customers. As anticipated, commercial and other revenues decreased 37.6% to $10.6 million in 2002 from $17.0 million in 2001. This decrease was attributable to our continuing de-emphasis of marketing activities in the commercial sector. The decrease in our commercial work was largely the result of decreased spending by our customers in the commercial telecom market and the petroleum reservoir modeling business. Consistent with our decision in June 2002 to merge SI Telecom back into SI International and our decision to de-emphasize our petroleum business, we have concentrated on our core federal government contracting business.

        Direct costs.    Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For fiscal 2002, direct costs increased 4.7% to $91.2 million from $87.1 million for fiscal 2001. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 61.1% for fiscal 2002 as compared to 59.4% for fiscal 2001.

        Indirect costs.    Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For fiscal 2002, indirect costs decreased 0.2% to $49.4 million from $49.5 million for the same period in 2001. Fiscal 2002 indirect costs included two one-time items: a $2.0 million charge incurred in connection with management's decision not to pursue collection of certain amounts contractually due from a customer and $0.9 million of legal and settlement costs, including settlement costs related to the SI Engineering litigation described under "Item 3—Legal Proceedings", legal costs incurred in connection with the SI Telecom Merger and legal fees associated with other litigation and legal proceedings. Indirect costs were 33.1% of revenues for fiscal 2002 as compared to 33.8% of revenues for the same period in 2001. Excluding the $2.0 million and $0.9 million items, indirect costs were $46.5 million or 31.1% of revenue in fiscal 2002.

        Depreciation.    For fiscal 2002, depreciation increased 17.7% to $2.0 million from $1.7 million for the same period in 2001. This increase was attributable primarily to our investment to modernize and standardize our information technology infrastructure to support future growth. As a percentage of revenue, depreciation was 1.3% for fiscal 2002 as compared to 1.1% for the same period in fiscal 2001.

        Amortization.    In compliance with SFAS 142, Goodwill and Other Intangible Assets, we discontinued the amortization of goodwill effective December 30, 2001. Accordingly, there was no amortization for the fiscal year ended December 28, 2002 compared to $3.6 million for the same period in fiscal 2001.

        Income from operations.    For fiscal 2002, income from operations increased 39.6% to $6.7 million from $4.8 million for the same period in 2001. This increase was attributable primarily to the discontinuance of goodwill amortization, partially offset by the increase in direct costs as described above. As a percentage of revenue, income from operations was 4.5% for fiscal 2002 as compared to 3.3% for the same period in fiscal 2001.

        Interest expense.    For fiscal 2002, interest expense declined 31.4% to $2.4 million from $3.5 million for the same period in 2001. This decline was attributable primarily to the significant decline in interest rates and repayment of debt. As a percentage of revenue, interest expense was 1.6% for fiscal 2002 as compared to 2.4% for the same period in fiscal 2001.

        Provision for income taxes.    The provision for income tax was $1.8 million in fiscal 2002, compared to a provision of $0.7 million for the comparable period in 2001. Our fiscal 2002 tax provision represents an effective tax rate, which is greater than the federal statutory rate of 34% due primarily to the effect of put warrants. This is the final year in which the put warrants will affect the tax provision.

        Extraordinary item.    For fiscal 2002, we incurred an extraordinary loss in the amount of $0.5 million, net of tax. This loss was attributed to the early termination of our previous credit facility as required under the terms of that credit facility as part of our initial public offering in November 2002.

        Dividends.    For fiscal 2002, dividends on cumulative preferred stock decreased to $2.0 million from $2.1 million for fiscal 2001. This decrease was attributed to the conversion of preferred stock to common stock on November 12, 2002 in connection with our initial public offering.

Fiscal year 2001 compared to fiscal year 2000

        Revenue.    For fiscal 2001, revenues increased 21.6% to $146.6 million from $120.6 million in fiscal 2000. This increase was attributable primarily to an increase in revenues received for work performed in all areas of our service offerings, including significant increases in the revenues we received from several large contracts, and the inclusion of a full year of results of operations from SI Engineering, which we acquired on March 9, 2000. Revenues from work under governmental contracts, which is our core business, increased 23.3% to $129.6 million in fiscal 2001 from $105.1 million in fiscal 2000. This increase was attributable primarily to an increase in revenue under our C4I2SR contract. Commercial revenues increased 9.7% to $17.0 million in fiscal 2001 from $15.5 million in fiscal 2000. This increase was attributable primarily to an increase in revenue attributable to our Petroleum Environmental Division Commercial Operations.

        Direct costs.    For fiscal 2001, direct costs, including direct labor and other direct costs such as materials and subcontracts, increased 21.2% to $87.1 million from $71.9 million in fiscal 2000. This increase was attributable primarily to direct costs necessary to support our growth in revenue, particularly increased direct labor costs as a result of a highly competitive labor market. As a percentage of revenue, direct costs were 59.4% in fiscal 2001 compared to 59.6% in fiscal 2000.

        Indirect costs.    For fiscal 2001, indirect costs, including fringe benefits, selling, bid and proposal costs, facilities costs, indirect labor costs and other discretionary costs, increased 22.2% to $49.5 million from $40.5 million in fiscal 2000. This increase was attributable primarily to indirect costs necessary to support our revenue growth and direct labor and other direct costs. As a percentage of revenue, indirect costs were 33.8% in fiscal 2001 compared to 33.6% in fiscal 2000.

        Depreciation.    For fiscal 2001, depreciation increased 66.6% to $1.7 million from $1.0 million in fiscal 2000. This increase was attributable primarily to our investment in the restructuring and upgrading of our information technology and systems infrastructure. As a percentage of revenue, depreciation was 1.1% of revenue in fiscal 2001 compared to 0.8% in fiscal 2000.

        Amortization.    For fiscal 2001, amortization increased 16.1% to $3.6 million from $3.1 million in fiscal 2000. This increase was attributable primarily to the inclusion of a full year of amortization of the goodwill incurred as a result of our acquisition of SI Engineering on March 9, 2000. As a percentage of revenue, amortization was 2.4% in fiscal 2001 compared to 2.6% in fiscal 2000.

        Income from operations.    For fiscal 2001, income from operations increased 15.9% to $4.8 million from $4.1 million in fiscal 2000. This increase was attributable primarily to the increased profitability in our mission-critical outsourcing activities and consulting practice, and the inclusion of a full year of results of operation form SI Engineering, which we acquired on March 9, 2000. As a percentage of revenue, income from operations decreased to 3.3% in fiscal 2001 from 3.4% in fiscal 2000.

        Interest expense.    For fiscal 2001, interest expense decreased 14.2% to $3.5 million from $4.0 million the year before. This decrease was attributable primarily to the significant decline in interest rates during the period and the reduction in the amount of debt outstanding under our credit agreement. As a percentage of revenue, interest expense was 2.4% in fiscal 2001 compared to 3.3% in fiscal 2000.

        Provision for income taxes.    The provision for income taxes increased from $0.4 million in fiscal 2000 to $0.7 million in fiscal 2001. Our fiscal 2001 tax provision represents an effective tax rate, which is greater than the federal statutory rate of 34% due to nondeductible charges for put warrants, and goodwill amortization.

Supplemental Quarterly Information

        The following table sets forth quarterly unaudited consolidated financial data for the fiscal quarters of 2002 and 2001, expressed in dollars and as a percentage of total revenues for the respective periods. We believe that this unaudited financial information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for each period. All of the fiscal quarters reflected in the following table had thirteen weeks. Some unevenness of revenue from quarter to quarter exists primarily because of the timing of purchases of materials necessary to perform certain obligations under our C4I2SR contract with U.S. Air Force Space Command.

	Fiscal Year 2001				Fiscal Year 2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(dollars in thousands)
Revenue	$33,112	$37,547	$35,334	$40,590	$33,463	$35,407	$38,378	$42,103
Costs and expenses:
Direct costs	19,504	23,002	20,282	24,283	19,145	21,856	24,427	25,812
Indirect costs	11,170	11,914	12,296	14,115	11,718	13,923	10,838	12,925
Depreciation	293	408	424	528	481	515	523	469
Amortization	897	897	897	895	—	—	—	—

Total operating expenses	31,864	36,221	33,899	39,821	31,344	36,294	35,788	39,206

Income (loss) from operations	1,248	1,326	1,435	769	2,119	(887)	2,590	2,897
Other income (expense)	—	—	—	—	—	—	—	—
Interest expense	(995)	(917)	(892)	(647)	(697)	(657)	(659)	(419)
Minority interests	(34)	(35)	(37)	(38)	(38)	(39)	(41)	—
Change in fair value of put warrants	(495)	34	(283)	(511)	(90)	(301)	1,031	—
Provision (benefit) for income taxes	122	208	281	46	564	(689)	819	1,100

Net income (loss), before extraordinary item	(398)	200	(58)	(473)	730	(1,195)	2,102	1,378

Extraordinary item; early extinguishment of debt, net of tax effect	—	—	—	—	—	—	—	(532)

Net income (loss)	$(398)	$200	$(58)	$(473)	$730	$(1,195)	$2,102	$846

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	58.9	61.3	57.4	59.8	57.2	61.7	63.7	61.3
Indirect costs	33.7	31.7	34.8	34.8	35.0	39.3	28.2	30.7
Depreciation	0.9	1.1	1.2	1.3	1.4	1.5	1.4	1.1
Amortization	2.7	2.4	2.5	2.2	—	—	—	—

Total operating expenses	96.2	96.5	95.9	98.1	93.6	102.5	93.3	93.1

Income (loss) from operations	3.8	3.5	4.1	1.9	6.4	(2.5)	6.7	6.9
Other income (expense)	—	—	—	—	—	—	—	—
Interest expense	(3.0)	(2.4)	(2.6)	(1.6)	(2.1)	(1.9)	(1.8)	(1.0)
Minority interests	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	—
Change in fair value of put warrants	(1.5)	0.1	(0.8)	(1.3)	(0.3)	(0.9)	2.7	—
Provision (benefit) for income taxes	0.4	0.6	0.8	0.1	1.7	(1.9)	2.1	2.6

Net income (loss), before extraordinary item	(1.2)	0.5	(0.2)	(1.2)	2.2	(3.5)	5.4	3.3

Extraordinary item; early extinguishment of debt, net of tax effect	—	—	—	—	—	—	—	(1.3)

Net income (loss)	(1.2)%	0.5%	(0.2)%	(1.2)%	2.2%	(3.5)%	5.4%	2.0%

Liquidity and Capital Resources

        Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We have historically relied primarily on cash flow from operations, borrowings under our credit facility and from some of our stockholders and the sale of common and preferred stock to provide for our cash needs.

        Net cash provided by (used in) operations was $5.7 million for fiscal 2002, $1.7 million for fiscal 2001 and ($0.9) million for fiscal 2000. Cash provided by operations in fiscal 2002 was attributable to net income of $2.5 million plus depreciation, amortization and other non-cash items of $2.3 million and a decrease in working capital of $0.9 million. Cash provided by operations in fiscal 2001 was attributable to depreciation and amortization of $5.2 million and a change in fair value of put warrants of $1.3 million offset in part by a net loss of $0.7 million, a decrease in other non-cash charges of $0.6 million, and an increase of $3.3 million related to changes in working capital. Cash used in operations in fiscal 2000 was attributable to a net loss of $0.7 million and an increase in working capital of $4.2 million offset by depreciation, amortization and other non-cash items of $4.2 million.

        Cash used in investing activities was $1.7 million for fiscal 2002, $2.6 million in fiscal 2001, $36.2 million in fiscal 2000. In fiscal 2002 we invested $1.7 million in capital assets. In fiscal 2001, we invested $2.6 million in capital assets. In fiscal 2000, we invested $1.9 million in capital assets and $34.3 million to acquire businesses.

        Cash provided by financing activities was $6.4 million for fiscal 2002, $1.2 million in fiscal 2001 and $37.1 million in fiscal 2000. Cash provided by financing activities for fiscal year 2002 was attributable to the proceeds from issuances of common stock of $47.1 million and the issuance of exchangeable notes in the amount of $4.3 million to the unit holders of SI International, L.L.C., offset by the repayment of all debt in the amount of $43.4 million, the repurchase of warrants held by the bank in the amount of $1.4 million and payments on our long term capital leases of $0.2 million. Cash provided by financing activities in fiscal 2001 was attributable to the proceeds from the issuance of exchangeable notes in the amount of $5.0 million to the unitholders, including Frontenac VII Limited Partnership and Frontenac Masters VII Limited Partnership, of SI International, L.L.C., our principal stockholder, net borrowings against our line of credit of $0.2 million and increase in bank overdrafts of $0.9 million, offset by repayments of notes payable of $3.5 million and repayments of long-term debt of $1.4 million. Cash provided by financing activities in fiscal 2000 was attributable to the proceeds from issuance of preferred stock of $15.1 million, proceeds from shareholder advance of $1.1 million, proceeds from bank borrowings of $22.0 million, net borrowings against our revolving credit facility of $9.4 million and decrease in bank overdrafts of $0.2 million, offset in part by repayment of notes payable of $9.9 million and repayments of long-term debt of $0.8 million.

        Cash and cash equivalents as of the end of fiscal 2002, fiscal 2001 and fiscal 2000 were $10.9 million, $0.5 million and $0.2 million, respectively.

        Following the closing of our initial public offering on November 12, 2002, we entered into a new $35.0 million secured revolving credit facility with Wachovia Bank, N.A. acting as Administration Agent for a consortium of lenders. We replaced all letters of credit outstanding under our prior credit facility with letters of credit issued under the new facility. For the fiscal year ended December 28, 2002 we did not have any borrowings under the new credit facility.

        Borrowings under the new credit facility will become due and payable, and the new credit facility will terminate in approximately three years. However, we will have the right to extend the maturity of the credit facility for one year, subject to specified terms and conditions. The new credit facility permits us, subject to our compliance with financial and nonfinancial covenants and customary conditions, to make up to $35.0 million of revolving credit borrowings and also provides for the issuance of letters of credit, although the amount of available revolving credit borrowings are reduced by the amount of any outstanding letters of credit issued under the facility. Any borrowings outstanding under the facility will, at our option, bear interest either at floating rates equal to LIBOR plus a spread ranging from 200 to 275 basis points or a specified base rate plus a spread ranging from 100 to 175 basis points, with the exact spread determined upon the basis of our ratio of outstanding indebtedness to our earnings before interest, taxes, and depreciation and amortization expense, as defined in the new credit facility.

        We and each of our existing and future subsidiaries are jointly and severally liable with respect to the payment of all borrowings and other amounts due and performance of all obligations under the new credit facility. The new credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock of our existing and future subsidiaries. The new credit facility requires us to make mandatory prepayments of outstanding borrowings, with a corresponding reduction in the maximum amount of borrowings available under the facility, with net proceeds from certain insurance recoveries and asset sales, and with 100% of the net proceeds from debt issuances, and with 50% of the net proceeds from certain equity issuances (excluding our initial public offering, future underwritten public offerings of our common stock pursuant to an effective registration statement and certain other equity issuances) subject to specified exceptions. Also, the new credit facility includes a number of restrictive covenants including, among other things, limitations on our leverage and capital expenditures, limitations on our ability to incur additional indebtedness or liens, requirements that we maintain minimum ratios of cash flow to fixed charges and of cash flow to interest, prohibitions on payment of dividends on our capital stock, limitations on our ability to enter into mergers, acquisitions or sales of our assets, and prohibitions on certain transactions among our subsidiaries and affiliated companies. The new credit facility also contains events of default, including, among other events, any transaction resulting in a new stockholder or group of stockholders acquiring control of our board of directors or ownership of greater than 40% of our outstanding capital stock, any material default by us under any material government contract to which we are a party, the suspension of our ability to enter into contracts with the federal, state or local governments generally, or the loss by us of any material customer. See "Risks Related to our Business—Our indebtedness and debt service obligations may increase substantially and we will be subject to restrictions under debt instruments."

        We currently anticipate that cash flow from operations and borrowings available under our new credit facility will be sufficient to meet our presently anticipated capital needs for at least the next twelve months, but may be insufficient to provide funds necessary for any future acquisitions we may make, whether during the next twelve months or thereafter. To the extent that we require additional funds, whether for acquisitions or otherwise, we may seek additional equity or debt financing. Such financing may not be available to us on terms that are acceptable to us, if at all, and any equity financing may be dilutive to our stockholders. To the extent that we obtain additional debt financing, our debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on our operations, require us to comply with additional financial covenants or require us to pledge assets to secure our borrowings.

        For fiscal 2002, we had two contracts that generated more than 10% of our revenue. Revenue from our C4I2SR contract with the U.S. Air Force Space Command represented approximately 22.4% of total revenue. Our National Visa Center contract with the Department of State represented approximately 11.0% of total revenue for fiscal 2002. We had only one contract that generated more than 10% of our revenue for fiscal years 2001 and 2000. For fiscal 2001 and fiscal 2000, revenue from our C4I2SR contract generated approximately 19.3% and 11.0%, respectively, of total revenue.

        Financial data for all of our subsidiaries are included in our consolidated financial statements.

Critical Accounting Policies and Estimates

        Our significant accounting policies are described in Note 2 to our accompanying consolidated financial statements. We consider the accounting policies related to revenue recognition to be critical to the understanding of our results of operations. Our critical accounting policies also include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Revenue Recognition

        Our accounting policy regarding revenue recognition is written to comply with the following criteria: (1) a contract has been executed; (2) the contract price is fixed and determinable; (3) delivery of services or products has occurred; and (4) collectibility of the contract price is considered probable and can be reasonably estimated. Compliance with these criteria may require us to make significant judgments and estimates.

        For cost reimbursable contracts with fixed fees and our fixed price contracts, we estimate the applicable fees earned as costs are incurred or services are provided. This process requires estimation of the contemplated level of effort to accomplish the tasks under contract, the cost of the effort and ongoing assessment towards completing the contract. We utilize a number of management processes to monitor contract performance and revenue estimates, including monthly in-process reviews. For cost reimbursable contracts with performance-based fees, we estimate the applicable fees earned based on historical experience and performance evaluations from our customers. Occasionally, facts may develop that require revisions to estimated total costs or revenues expected. The cumulative effect of any such revisions is recorded in the period in which the facts requiring the revision become known. The full amount of anticipated losses on any contract type are recognized in the period in which they become known.

        In addition, certain indirect costs are charged to contracts and paid by the client using provisional, or estimated, indirect rates that are subject to later revision based on government audits. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded.

Effect of Recently Issued Accounting Standards

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS 141, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being reclassified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

        SFAS 142 requires the use of the non-amortization approach to account for purchased goodwill and certain related intangibles. Under the non-amortization approach, goodwill and certain related intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain related intangibles exceeds its fair value.

        We adopted the provisions of each statement beginning with fiscal 2002. The adoption of these accounting standards resulted in a reclassification of the previously identified intangible asset, assembled workforce, into goodwill and the cessation of goodwill amortization commencing fiscal 2002. The carrying value of assembled workforce and goodwill was $4.9 million and $34.9 million, respectively, as of December 29, 2001. Amortization related to goodwill was approximately $3.6 million in fiscal 2001. SFAS No. 142 requires a two-step approach in assessing goodwill for impairment and then measuring impairment, if it exists. We completed the first step in the determination of whether an impairment exists during the quarter ended June 29, 2002. In addition, we completed our annual impairment test as of September 27, 2002. Our analysis indicates that no impairment of goodwill existed; however, future impairment reviews may result in the recognition of such impairment.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, or SFAS 121, for recognition and measurement of the impairment of long-lived assets to be held and used, the measurement of long-lived assets to be disposed of by sale and for segments of a business to be disposed of. SFAS 144 supercedes SFAS 121 and also supercedes APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement is effective for fiscal years beginning after December 15, 2001. We adopted this standard on December 30, 2001 and adoption of the new standard did not have a material impact on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Among other things, SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and the amendment to SFAS No. 4, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145 at the beginning of fiscal 2003, the Company will reclassify its fiscal 2002 extraordinary loss within income from operations when the financial statements for the periods in which the extinguishment of debt occurred are reissued.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Historically, our investment positions have been relatively small and short-term in nature. We have typically made investments in a fund with an effective average maturity of fewer than 40 days having a portfolio make-up consisting primarily of commercial paper and notes and variable rate instruments, and to a much smaller extent overnight securities and bank instruments. Since our initial public offering, the Board of Directors approved an investment policy that requires we invest in relatively short-term, high quality, and high liquidity obligations.

Item 8. Financial Statements and Supplementary Data.

        The consolidated financial statements of SI International, Inc. are submitted on pages F-1 through F-26 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        In May 2002 we replaced our independent public accountants, Arthur Andersen LLP, and retained Ernst & Young LLP to act as our independent auditors. Arthur Andersen LLP had been our independent public accountants since 1998. In connection with Arthur Andersen LLP's audit of the consolidated financial statements for the fiscal years 1998, 1999, 2000 and 2001, and in connection with the subsequent period up to their dismissal, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, nor any reportable events. Arthur Andersen LLP's report on our consolidated financial statements for the fiscal years ended 1998, 1999, 2000 and 2001 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope or accounting principles. The decision to change auditors was unanimously approved by our board of directors, including all of the members of our audit committee. Prior to the dismissal of Arthur Andersen LLP, we had not consulted with Ernst & Young LLP on any accounting matters.

PART III

        The information required by Items 10, 11, 12, and 13 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the definitive proxy statement of SI International, Inc. for its 2003 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

Item 14. Controls and Procedures.

        The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by SI International in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Within the 90 days prior to the date of this annual report, under the supervision and with the participation of SI International's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in SI International's periodic SEC filings.

        There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  Documents filed as part of this Report

  1.
  Financial Statements.

  A.
  Report of Independent Auditors
  B.
  Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001
  C.
  Consolidated Statements of Operations for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000
  D.
  Consolidated Statements of Stockholders' Equity for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000
  E.
  Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000
  F.
  Notes to Consolidated Financial Statements

  2.
  Supplementary Financial Data.

            Schedule II—Consolidated Valuation and Qualifying Accounts

  3.
  Exhibits.

EXHIBIT NO.	DESCRIPTION
3.1*	Second Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws, [as amended]
4.1*	Registration Rights Agreement, as amended
4.2*	Specimen Certificate of our common stock
4.3*	Stock Purchase Agreement, as amended
4.4*	Amendment to Stock Purchase Agreements
10.1*	Form of 2002 Stock Incentive Plan
10.2*	January 2001 Nonqualified Stock Option Plan
10.3*	SI International, Inc. 2001 Service Award Stock Option Plan
10.4*	1998 Stock Option Plan
10.5**	Credit Agreement
10.6*	Executive Employment Agreement with S. Bradford Antle
10.7*	Executive Employment Agreement with Walter J. Culver
10.8*	Executive Employment Agreement with Thomas E. Dunn
10.9*	Executive Employment Agreement with Thomas E. Lloyd
10.10*	Executive Employment Agreement with Ray J. Oleson
10.11*	Form of Indemnification Agreement
16.1*	Letter of Arthur Andersen
21.1*	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

*
Incorporated by reference herein from Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-87964) as declared effective by the Commission on November 8, 2002.

**
Incorporated by reference herein from the Registrant's Current Report on Form 8-K filed on November 18, 2002.

(b)
Reports on Form 8-K

•
Current Report on Form 8-K on November 12, 2002, announcing our initial public offering of 4,350,000 shares of common stock, including 500,000 sold by the selling stockholders, and commencement of trading on the Nasdaq National Market under the symbol "SINT"

•
Current Report on Form 8-K on November 18, 2002, reporting that, contemporaneous with the closing of its initial public offering, we terminated our existing credit facility and entered into a new $35 million secured revolving credit facility

(c)
Exhibits. The exhibits required by this item are listed under Item 15(a)(3).

(d)
Financial Statements Schedule.

          The consolidated financial statement schedule required by this item is listed under Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.

SI INTERNATIONAL, INC.
/s/ RAY J. OLESON Ray J. Oleson Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ RAY J. OLESON Ray J. Oleson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 24, 2003
/s/ THOMAS E. DUNN Thomas E. Dunn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 24, 2003
/s/ JAMES E. CRAWFORD, III James E. Crawford, III	Director	March 24, 2003
/s/ WALTER J. CULVER Walter J. Culver	Vice Chairman and Director	March 24, 2003
/s/ WALTER C. FLORENCE Walter C. Florence	Director	March 24, 2003
/s/ GENERAL R. THOMAS MARSH General R. Thomas Marsh (USAF-Ret.)	Director	March 24, 2003
/s/ EDWARD SPROAT Edward Sproat	Director	March 24, 2003

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ray J. Oleson, certify that:

        1.    I have reviewed this annual report on Form 10-K of SI International, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the fiscal year covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the fiscal years presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the fiscal year in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003

By:	/s/ RAY J. OLESON Ray J. Oleson Chairman of the Board and Chief Executive Officer

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas E. Dunn, certify that:

        1.    I have reviewed this annual report on Form 10-K of SI International, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the fiscal year covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the fiscal years presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the fiscal year in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003

By:	/s/ THOMAS E. DUNN Thomas E. Dunn Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of SI International, Inc.:

        We have audited the accompanying consolidated balance sheets of SI International, Inc. (a Delaware corporation) and subsidiaries (as defined in Note 1) as of December 29, 2001 and December 28, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years ended December 30, 2000, December 29, 2001, and December 28, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI International, Inc. and subsidiaries (as defined in Note 1) as of December 29, 2001 and December 28, 2002, and the results of their operations and their cash flows for the fiscal years ended December 30, 2000, December 29, 2001, and December 28, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".

                      /s/ Ernst & Young LLP

McLean, Virginia
February 10, 2003

SI International, Inc. and Subsidiaries
(See Note 1)
Consolidated balance sheets
As of December 29, 2001 and December 28, 2002
(Amounts in thousands, except share and per share data)

	December 29, 2001	December 28, 2002
Assets
Current assets:
Cash and cash equivalents	$470	$10,856
Accounts receivable, net	30,916	31,901
Other current assets	2,385	3,741

Total current assets	33,771	46,498
Property and equipment, net	4,878	4,542
Goodwill and assembled workforce, net	39,829	39,829
Other assets	1,983	1,446

Total assets	$80,461	$92,315

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$11,938	$12,712
Current portion of notes payable	1,380	480
Current portion of long-term debt	2,375	—
Current portion of capital lease obligation	169	94
Deferred revenue	451	1,074
Other current liabilities	1,355	2,201

Total current liabilities	17,668	16,561

Long-term debt, net of current portion	31,327	—
Borrowings from stockholders	5,000	—
Other long-term liabilities	259	1,777
Put warrants	2,153	—
Minority interests	1,305	—
Commitments and contingencies
Redeemable cumulative preferred stock—$0.01 par value per share; 35,000 shares authorized; 21,372 and 0 shares issued and outstanding as of December 29, 2001 and December 28, 2002, respectively, including accrued and unpaid preferred dividends of $3,808 and $0 as of December 29, 2001 and December 28, 2002, respectively	25,180	—
Stockholders' equity (deficit):
Common stock—$0.01 par value per share; 110,000,000 shares authorized; 2,631,862 and 8,439,741 shares issued and outstanding as of December 29, 2001 and December 28, 2002, respectively	27	85
Additional paid-in capital	—	75,682
Deferred compensation	(130)	(509)
Accumulated deficit	(2,328)	(1,281)

Total stockholders' equity (deficit)	(2,431)	73,977

Total liabilities and stockholders' equity (deficit)	$80,461	$92,315

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc. and Subsidiaries
(See Note 1)
Consolidated statements of operations
For the fiscal years ended December 30, 2000, December 29, 2001, and December 28, 2002
(Amounts in thousands, except per share data)

	Fiscal Year
	2000	2001	2002
Revenue	$120,580	$146,583	$149,351
Costs and expenses:
Direct costs	71,868	87,071	91,240
Indirect costs, including $12 and $139 of non-cash stock-based compensation in fiscal year 2001 and fiscal year 2002, respectively	40,509	49,495	49,404
Depreciation	992	1,653	1,988
Amortization	3,088	3,586	—

Total operating expenses	116,457	141,805	142,632

Income from operations	4,123	4,778	6,719
Other income (expense)	(157)	—	—
Interest expense	(4,023)	(3,451)	(2,432)
Minority interests	—	(144)	(118)
Change in fair value of put warrants	(265)	(1,255)	640

Income (loss) before provision for income taxes	(322)	(72)	4,809
Provision for income taxes	424	657	1,794

Net income (loss) before extraordinary item	(746)	(729)	3,015
Extraordinary loss; early extinguishment of debt, net of related tax effect	—	—	(532)

Net income	(746)	(729)	2,483
Dividends on redeemable cumulative preferred stock	1,505	2,052	1,954

Net income (loss) attributable to common stockholders	$(2,251)	$(2,781)	$529

Earnings (loss) per common share:
Basic income (loss) per common share before extraordinary loss	$(0.86)	$(1.06)	$0.31

Diluted income (loss) per common share before extraordinary loss	$(0.86)	$(1.06)	$0.12

Basic net income (loss) per common share	$(0.86)	$(1.06)	$0.16

Diluted net income (loss) per common share	$(0.86)	$(1.06)	$(0.03)

Basic weighted-average shares outstanding	2,626	2,631	3,382

Diluted weighted-average shares outstanding	2,626	2,631	3,516

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc. and Subsidiaries
(See Note 1)
Consolidated statements of stockholders' equity (deficit)
For the fiscal years ended December 30, 2000, December 29, 2001, and December 28, 2002
(Amounts in thousands, except share data)

			Stockholders' equity (deficit)
	Redeemable cumulative preferred stock
			Common stock
					Additional paid-in Capital	Deferred compensation	Accumulated deficit
	Shares	Amount	Shares	Amount				Total
Balance, January 1, 2000	6,262	$6,513	2,626,469	$27	$2,697	—	$(123)	$2,601
Issuance of redeemable preferred stock	15,110	15,110	—	—	—	—	—	—
Dividends on redeemable preferred stock	—	1,505	—	—	(1,505)	—	—	(1,505)
Net loss	—	—	—	—	—	—	(746)	(746)

Balance, December 30, 2000	21,372	23,128	2,626,469	27	1,192	—	(869)	350
Issuance of common stock for cash	—	—	5,393	—	48	—	—	48
Issuance of SI Telecom minority shares	—	—	—	—	(27)	—	—	(27)
Issuance of SI Telecom warrants	—	—	—	—	(33)	—	—	(33)
Compensatory stock option grants	—	—	—	—	142	$(130)	—	12
Dividends on redeemable preferred stock	—	2,052	—	—	(1,322)	—	(730)	(2,052)
Net loss	—	—	—	—	—	—	(729)	(729)

Balance, December 29, 2001	21,372	25,180	2,631,862	27	—	(130)	(2,328)	(2,431)
Compensatory stock option grants	—	—	—	—	518	(379)	—	139
Dividends on redeemable preferred stock	—	1,954	—	—	(518)	—	(1,436)	(1,954)
Exchange of SI redeemable preferred stock for SI common stock	(21,372)	(27,134)	1,938,119	19	27,115	—	—	27,134
Exchange of SI Telecom Junior participating preferred shares for SI common stock	—	—	12,034	—	1,396	—	—	1,396
Exchange of SI Telecom common stock for SI common stock	—	—	316	—	27	—	—	27
Conversion of put warrants	—	—	7,410	—	113	—	—	113
Offering Proceeds, net of offering costs	—	—	3,850,000	39	47,031	—	—	47,070
Net income	—	—	—	—	—	—	2,483	2,483

Balance, December 28, 2002	—	—	8,439,741	$85	$75,682	$(509)	$(1,281)	$73,977

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc. and Subsidiaries
(See Note 1)
Consolidated statements of cash flows
For the fiscal years ended December 30, 2000, December 29, 2001, and December 28, 2002
(Amounts in thousands)

	Fiscal Year
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(746)	$(729)	$2,483
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,080	5,239	1,988
Stock-based compensation	—	12	139
Deferred income tax provision	(400)	(1,182)	(537)
Non-cash extraordinary loss	—	—	886
Amortization of deferred financing costs and debt discount	231	292	304
Change in fair value of put warrants	265	1,255	(640)
Minority interests	—	144	118
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,963)	270	(984)
Other current assets	(943)	(128)	154
Other assets	(1,531)	(17)	(268)
Accounts payable and accrued expenses	2,451	(3,942)	1,099
Deferred revenue	(311)	451	623
Other long term liabilities	(7)	32	315

Net cash provided by (used in) operating activities	(874)	1,697	5,680
Cash flows from investing activities:
Purchase of property and equipment, net	(1,884)	(2,577)	(1,653)
Cash paid for acquired businesses, net of cash acquired	(34,331)	—	—

Net cash used in investing activities	(36,215)	(2,577)	(1,653)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	48	47,070
Proceeds from issuance of redeemable preferred stock	15,110	—	—
Proceeds from stockholder advance	1,134	—	—
Proceeds from bank overdrafts	219	882	846
Borrowings under line of credit	14,007	89,593	78,035
Repayments of line of credit	(4,651)	(89,391)	(92,246)
Repayments of notes payable	(9,908)	(3,460)	(900)
Proceeds from long-term debt	22,000	—	—
Repayments of long-term debt and borrowings from stockholders	(750)	(1,375)	(29,184)
Payments of capital leases	(92)	(145)	(171)
Proceeds from borrowings from stockholders	—	5,000	4,309
Redemption of put warrants	—	—	(1,400)

Net cash provided by financing activities	37,069	1,152	6,359

Net increase (decrease) in cash and cash equivalents	(20)	272	10,386
Cash and cash equivalents, beginning of period	218	198	470

Cash and cash equivalents, end of period	$198	$470	$10,856

Supplemental disclosures of cash flow information:
Cash payments for interest	$3,650	$2,897	$1,806
Cash payments for income taxes	$1,104	$907	$2,255
Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$—	$149	$—

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

1. Business:

        SI International, Inc. (the Company or SI) as further defined below, was incorporated on October 14, 1998 (Inception), under the laws of the state of Delaware. The Company is a provider of information technology and network solutions with the federal government as a major client. The Company offers a broad spectrum of solutions and services from design and development to implementation and operations to assist clients in achieving their missions. The Company combines technological and industry experience to provide solutions through service offerings in the areas of information technology applications, systems engineering, network and telecom engineering and outsourcing.

        On January 1, 2001, the Company separated its telecommunications operations, which it obtained through an acquisition in fiscal year 2000, by contributing the net assets of the telecommunications operations to a sister company, SI International Telecom Corporation (SI Telecom), in exchange for 5,000 shares of senior participating preferred stock in SI Telecom (SI Telecom Transaction). Warrant holders and options holders of the Company received warrants and options in SI Telecom and the existing minority shareholders in SI received a comparable minority ownership in SI Telecom. In addition, SI International, L.L.C. (SI L.L.C.), the majority owner of SI, contributed $1.1 million in cash and received 44,624 shares of SI Telecom junior participating preferred stock (see Note 13). Upon completion of these transactions, the effective ownership structure of SI Telecom on a fully diluted basis was identical with the ownership of SI. Both SI and SI Telecom were owned in majority by SI L.L.C.

        In October 2002, SI Telecom was merged back into SI, (the SI Telecom Merger) such that SI Telecom became a wholly owned subsidiary of SI. The SI Telecom junior participating preferred stock and SI Telecom common shares held by minority shareholders were exchanged for SI shares based on a ratio of 0.005 SI common shares for each share of SI Telecom common stock.

        Because these transactions were consummated between entities under common control, the consolidated financial statements and the associated notes herein are based upon the historical cost of SI Telecom and SI and the corporate structure subsequent to the SI Telecom Merger as if that merger had occurred as of December 30, 2000 and been effective during fiscal year 2001 and thereafter. Therefore, the accounts of SI Telecom are presented in these consolidated financial statements and associated notes herein as if it had been a subsidiary of the Company during 2001 and thereafter. Since the separation of SI Telecom did not occur until fiscal year 2001, the operations included in these financial statements prior to fiscal year 2001 is comparable to the corporate structure presented herein in fiscal year 2001.

        Since November 12, 2002, our common stock has been publicly traded on the Nasdaq National Market under the symbol "SINT". The successful completion of the initial public offering in November of 2002 raised $47.1 million (after offering costs) in equity capital through the sale of 3,850,000 shares of common stock.

2. Summary of significant accounting policies:

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Equity interests in subsidiaries that are not owned by SI are classified as minority interests (see Note 13). All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reporting periods

        The Company's fiscal year ends on the Saturday nearest to December 31. All fiscal years presented include 52 weeks. The Company's quarters end on the Saturday nearest to the applicable quarterly month-end.

Cash and cash equivalents

        The Company considers all investments with maturities of three months or less at the date of purchase to be cash equivalents.

        The balance of checks the Company has written, but have not yet been presented to the bank for payment of $1.4 million and $2.2 million at December 29, 2001 and December 28, 2002 have been classified in other current liabilities in the accompanying consolidated balance sheets.

Revenue recognition

        The Company recognizes revenue under its government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated. Revenue is earned under cost reimbursable, time and materials and fixed price contracts. Direct contract costs are expensed as incurred.

        Under cost reimbursable contracts, the Company is reimbursed for allowable costs, and paid a fee, which may be fixed or performance-based. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For cost reimbursable contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company's prior award experience and communications with the customer regarding performance.

        Revenue on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.

        Fixed price contracts may include either a product delivery or specific service performance throughout a period. Revenue on fixed price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided. For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues and associated contract costs are recognized upon product delivery and customer acceptance.

        The Company's contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company's knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

        Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, facts develop that require revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

        The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Significant customers

        Revenue generated from contracts with the federal government or prime contractors doing business with the federal government accounted for a significant percent of revenues in the fiscal years 2000, 2001, and 2002.

	Percent of revenues
	Fiscal year
	2000	2001	2002
Department of Defense	39.8%	45.0%	49.0%
Federal civilian agencies	47.4	43.4	43.9
Commercial entities	12.8	11.6	7.1

Total revenue	100.0%	100.0%	100.0%

        We have only one contract that generated more than 10% of our revenue for fiscal year 2001 or 2000. For the fiscal year ended December 28, 2002, we had two contracts that generated more than 10% of our revenue. For the fiscal year 2002, fiscal 2001 and fiscal 2000, revenue from our C4I2SR contract with the U.S. Air Force Space Command represented approximately 23%, 19% and 11%, respectively, of total revenue. Our National Visa Center contract with the Department of State represented approximately 11% of total revenue for the fiscal year ended December 28, 2002.

Credit risk

        The Company's assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Accounts receivable consist primarily of billed and unbilled amounts, including indirect cost rate variances, due from various agencies of the federal government or prime contractors doing business with the federal government, and other commercial customers. The Company historically has not experienced significant losses related to accounts receivable and therefore, believes that credit risk related to accounts receivable is minimal. The Company maintains cash balances that may at times exceed federally insured limits. The Company maintains this cash at high-credit quality institutions and, as a result, believes credit risk related to its cash is minimal.

Property and equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed generally using a straight-line method over the estimated useful lives of the related assets, as follows:

Software, computers and equipment	3-5 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of its estimated useful life or term of the lease

Deferred financing costs

        Costs incurred in raising debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	December 29, 2001	December 28, 2002
Deferred loan costs	$1,069	$1,093
Accumulated amortization	(306)	(42)

	$763	$1,051

        During 2002, the Company wrote off approximately $886,000 of deferred loan costs and debt discounts related to its credit facility, which was paid off in 2002. The after tax effect of this $532,000 ($0.15 per diluted common share) was charged to 2002 income as an extraordinary item—early extinguishment of debt. Amortization of deferred financing costs was $134,000, $172,000 and $197,000 in fiscal years 2000, 2001, and 2002, respectively.

Impairment of long-lived assets

        Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets." Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. The Company believes that no such impairment existed in December 29, 2001 and December 28, 2002. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change.

Deferred revenue

        At the end of fiscal years 2001 and 2002, SI Telecom received advance payments of approximately $451,000 and $1,074,000, respectively, from a customer to purchase equipment to be used in a contract. The advances are reflected as deferred revenue as of December 29, 2001 and December 28, 2002 in the accompanying consolidated balance sheets.

Fair value of financial instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and long-term debt. In management's opinion, the carrying amounts of these financial instruments approximate their fair values at December 29, 2001 and December 28, 2002.

Stock-based compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

        Had compensation costs for the Company's stock options been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Fiscal Year
	2000	2001	2002
Net income (loss)—as reported	$(746)	$(729)	$2,483
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards	—	12	139

Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards	(166)	(263)	(480)

Net income (loss)—Pro forma	(912)	(980)	2,142
Dividends on redeemable cumulative preferred stock	(1,505)	(2,052)	(1,954)
Net income (loss) attributable to common stockholders—Pro forma	$(2,417)	$(3,032)	$188

Basic earnings (loss) per share—as reported	$(0.86)	$(1.06)	$0.16

Diluted earnings (loss) per share—as reported	$(0.86)	$(1.06)	$(0.03)

Basic earnings (loss) per share—Pro forma	$(0.92)	$(1.15)	$0.06

Diluted earnings (loss) per share—Pro forma	$(0.92)	$(1.15)	$(0.13)

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002:

	Fiscal Year
	2000	2001	2002
Risk-free interest rate	6%	4%	4%
Expected life of options	7 years	7 years	7 years
Expected stock price volatility	50%	133%	70%
Expected dividend yield	0%	0%	0%

Income taxes

        Income taxes are accounted for using an asset and liability approach that requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not considered. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Earnings (loss) per share

        The Company has applied SFAS No. 128, "Earnings Per Share," for all fiscal years presented in these consolidated financial statements. SFAS No. 128 requires disclosure of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period. Redeemable cumulative preferred stock is excluded from diluted earnings per share as it is not convertible into common stock.

        Options and warrants to purchase 303,318 and 290,536 shares of common stock that were outstanding at December 30, 2000, December 29, 2001, respectively, were not included in the computation of diluted loss per share as their effect, by their terms, would be anti-dilutive.

        The following details the computation of net income (loss) per common share:

	Fiscal Year
	2000	2001	2002
Income (loss) before extraordinary item	$(746)	$(729)	$3,015
Less: Dividends on redeemable cumulative preferred stock	1,505	2,052	1,954

Income (loss) before extraordinary item attributable to common stockholders—Basic	(2,251)	(2,781)	1,061
Diluted effect of change in value of put warrants	—	—	640

Income (loss) before extraordinary item attributable to common stockholders—Diluted	(2,251)	(2,781)	421
Extraordinary loss—early extinguishment of debt	—	—	532

Net loss attributable to common stockholders—Diluted	$(2,251)	$(2,781)	$(111)
Weighted average share calculation:
Basic weighted average share outstanding	2,626	2,631	3,382
Treasury stock effect of stock options	—	—	40
Treasury stock effect of put warrants	—	—	94

Diluted weighted average shares outstanding	2,626	2,631	3,516

Segment reporting

        SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has concluded that the Company operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Reclassifications

        Certain prior year balances have been reclassified to conform to the presentation of the current year.

New accounting pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles were evaluated against these new criteria and resulted in certain intangibles being reclassified into goodwill.

        SFAS No. 142 requires the use of the non-amortization approach to account for purchased goodwill and certain related intangibles. Under the non-amortization approach, goodwill and certain related intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain related intangibles exceeds its fair value.

        The Company adopted each statement in its 2002 fiscal year. The adoption of these accounting standards has resulted in a reclassification of the previously identified intangible asset, assembled workforce into goodwill and the cessation of goodwill amortization at the beginning of fiscal year 2002. The carrying value of assembled workforce and goodwill was $4.9 million and $34.9 million, respectively, as of December 29, 2001. Amortization related to goodwill and assembled workforce was approximately $3.6 million in fiscal year 2001. SFAS No. 142 requires a two-step approach in assessing goodwill for impairment and then measuring impairment, if it exists. The Company completed the first step in the determination of whether an impairment exists during the quarter ended June 29, 2002. In addition, the Company completed its annual impairment test as of September 28, 2002. This analysis indicated that no impairment of goodwill exists; however, future impairment reviews may result in the recognition of such impairment.

        The Company adopted SFAS No. 142 on December 30, 2001. A reconciliation of previously reported net income (loss) and earnings (loss) per share with the amounts adjusted for the exclusion of goodwill and assembled workforce amortization net of related income tax effect follows (in thousands):

	Fiscal year
	2000	2001	2002
Reported net income (loss) attributable to common stockholders	$(2,251)	$(2,781)	$529
Goodwill and assembled workforce amortization, net of tax benefit	2,265	2,595	—

Adjusted net income (loss) attributable to common stockholders	$14	$(186)	$529

Earnings (loss) per common share:
Reported basic earnings (loss) per common share	$(0.86)	$(1.06)	$0.16
Effect of goodwill and assembled workforce amortization	0.86	0.99	—

Adjusted basic earnings (loss) per common share	$—	$(0.07)	$0.16

Reported diluted earnings (loss) per common share	$(0.86)	$(1.06)	$(0.03)
Goodwill and assembled workforce amortization per common share	0.86	0.99	—

Adjusted diluted earnings (loss) per common share	$—	$(0.07)	$(0.03)

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Among other things, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145 for its 2003 fiscal year, the Company will reclassify its 2002 extraordinary loss to be included within income from operations when the financial statements for the period in which the extinguishment of debt occurred are reissued.

3. Acquisitions:

        On March 9, 2000, the Company purchased all of the outstanding common stock of SI International Engineering, Inc., formerly System Technology Associates, Inc. (SI Engineering), for consideration of approximately $33.0 million in cash and $4.8 million in subordinated notes in a transaction accounted for as a purchase. The subordinated notes bear interest at the prime rate plus 2 percent with $3.8 million due in March 2001, subject to collection of certain accounts receivable, and $1.0 million due in March 2002. Approximately $4.3 million of the notes were repaid at maturity in March 2001 and 2002 and payments of approximately $480,000 of these notes had been withheld by the Company as of December 28, 2002 since certain accounts receivable have not been fully collected.

4. Accounts receivable:

        Accounts receivable consists of the following (in thousands):

	December 29, 2001	December 28, 2002
Billed accounts receivable	$15,670	$18,377
Unbilled accounts receivable:
Currently billable	11,301	11,926
Unbilled retainages and milestones payments expected to be billed within the next 12 months	3,545	2,054
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates (see Note 10)	1,030	640

Total unbilled accounts receivable	15,876	14,620
Allowance for doubtful accounts	(630)	(1,096)

Accounts receivable, net	$30,916	$31,901

        The currently billable amounts included as unbilled accounts receivable as of December 28, 2002 represent amounts, which are billed during the first quarter of the subsequent year. They are billings for services rendered prior to year-end, which are billed once necessary billing data has been collected and an invoice produced.

        Long-term unbilled accounts receivable of approximately $1.2 million and $400,000 as of December 29, 2001 and December 28, 2002, respectively, are included in other assets in the accompanying consolidated balance sheets.

5. Property and equipment:

        Property and equipment consist of the following (in thousands):

	December 29, 2001	December 28, 2002
Computers and equipment	$4,873	$5,620
Software	1,370	1,810
Furniture and fixtures	956	1,216
Leasehold improvements	486	692

	7,685	9,338
Less—Accumulated depreciation and amortization	(2,807)	(4,796)

	$4,878	$4,542

Property and equipment includes assets financed under capital lease obligations of approximately $379,000 and $272,000, net of accumulated depreciation, as of December 29, 2001 and December 28, 2002, respectively.

        Depreciation expense of approximately $992,000, $1.7 million and $2.0 million was recorded in fiscal years 2000, 2001 and 2002, respectively.

6. Goodwill and assembled workforce:

        Intangible assets consist of the following (in thousands):

	December 29, 2001	December 28, 2002
Assembled workforce	$8,230	$—
Goodwill	38,790	47,020

	47,020	47,020
Accumulated amortization	(7,191)	(7,191)

Goodwill and assembled work force, net	$39,829	$39,829

        Amortization expense of approximately $3.1 million, $3.6 million and $0 was recorded in fiscal years 2000, 2001, and 2002, respectively.

7. Accounts payable and accrued expenses:

        Accounts payable and accrued expenses consists of the following (in thousands):

	December 29, 2001	December 28, 2002
Accounts payable	$5,255	$6,660
Accrued compensation and benefits	3,846	5,216
Accrued interest	495	45
Other accrued liabilities	2,342	791

Accounts payable and accrued expenses	$11,938	$12,712

8. Income taxes:

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

        The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows (in thousands):

	December 29, 2001	December 28, 2002
Deferred tax assets (liabilities):
Net operating loss	$—	$292
Intangible assets	(126)	(784)
Accrued vacation	412	749
Allowance for doubtful accounts	9	438
Start-up and organizational costs	127	103
Unbilled revenue	(990)	(514)
Depreciation and amortization	25	(307)
Other	154	193

Net deferred tax asset (liability)	$(389)	$170

        SI Telecom has approximately $731,000 in net operating loss carryforwards, which will expire in 2021. These losses can only be used to offset income generated by SI Telecom.

        The provision for income taxes consists of the following for the fiscal years (in thousands):

	Fiscal year
	2000	2001	2002
Current provision:
Federal	$—	$730	$1,386
State	316	408	245
Deferred provision (benefit):
Federal	(66)	(367)	147
State	174	(114)	16

Provision for income taxes	$424	$657	$1,794

        A reconciliation of taxes at the Federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	2000	2001	2002
Taxes at the Federal statutory income tax rate	$(109)	$(25)	$1,635
State income taxes, net of Federal benefit	323	194	172
Change in fair value of put warrants	90	426	(217)
Amortization of non-deductible goodwill	122	134	—
Other, net	(2)	(72)	204

Provision for income taxes	$424	$657	$1,794

9. Debt:

        Debt consists of the following (in thousands):

	December 29, 2001	December 28, 2002
Credit facilities:
Line of credit at December 29, 2001, bears interest at the London Inter Bank Offered Rate (LIBOR) plus 3.25 percent (5.1 percent at December 29, 2001).	$14,210	$—
Line of credit at December 28, 2002, bears interest at LIBOR plus 200 to 275 base points or a specified base rate plus 100 to 175 base points, interest due monthly, principal due November 15, 2005.	—	—
Tranche A senior note, bears interest at LIBOR plus 3.5 percent (5.4 percent at December 29, 2001), interest due monthly, principal due March 9, 2006	14,875	—
Tranche B subordinated note, bears interest at LIBOR plus 5.5 percent (7.4 percent at December 29, 2001), interest due monthly, principal due March 9, 2007	5,000	—
Discount on Tranche B subordinated note (see Note 11)	(383)

	33,702	—

Borrowings from stockholders:
Note payable to Frontenac Company, bears interest at 8.5 percent, compounded annually, interest and principal due March 31, 2007	$4,575	—
Note payable to SI L.L.C., bears interest at 8.5 percent, compounded annually, interest and principal due March 31, 2007	425	—

	5,000	—

Notes payable:
Indemnification note payable, bears interest at the prime rate plus 2 percent (6.75 percent at December 29, 2001), interest due quarterly, principal due March 10, 2001	380	480
Deferred payment note, bears interest at the prime rate plus 2 percent (6.75 percent at December 29, 2001), interest due quarterly, principal due March 10, 2002	1,000	—

	1,380	480

Total debt	$40,082	$480

        The Company's bank credit facility prior to the completion of the Offering, consisted of an $18.0 million revolving line of credit, $17.0 million of senior loans and $5.0 million of subordinated loans. Borrowings under the revolving credit facility bore interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 3.25% and matured in 2006 or, if earlier, the date on which the senior loans under the facility were paid in full. The senior loans bore interest at a floating rate equal to LIBOR plus 3.5% and matured in 2006. The subordinated loans bore interest at a floating rate equal to LIBOR plus 5.5% and matured in 2007. At December 28, 2002, the Company had paid off all outstanding balances of this credit facility with proceeds from the Offering.

        The new credit facility consists of $35.0 million secured revolving credit arrangement with Wachovia Bank, N.A. acting as Administration Agent for a consortium of lenders.

        Any borrowings under the new credit facility will become due and payable, and the new credit facility will terminate, approximately three years after entering into that credit facility, except that the Company will have the right, subject to specified terms and conditions, to extend the maturity of the credit facility for one year. The new credit facility permits the Company, subject to compliance with financial and nonfinancial covenants and customary conditions, to make up to $35.0 million of revolving credit borrowings and also provides for the issuance of letters of credit, although the amount of available revolving credit borrowings will be reduced by the amount of any outstanding letters of credit issued under the facility. Borrowings outstanding under the facility, bear interest either at floating rates equal to LIBOR plus a spread ranging from 200 to 275 basis points or a specified base rate plus a spread ranging from 100 to 175 basis points, with the exact spread determined upon the basis of the ratio of outstanding indebtedness to earnings before interest, taxes, and depreciation and amortization expense, as defined in the new credit facility.

        The Company and each of its existing and future subsidiaries are jointly and severally liable with respect to the payment of all borrowings and other amounts due and performance of all obligations under the new credit facility. The new credit facility is secured by a pledge of substantially all of the current and future tangible and intangible assets, as well as those of current and future subsidiaries, including accounts receivable, inventory and capital stock of existing and future subsidiaries. The new credit facility requires the Company to make mandatory prepayments of outstanding borrowings, with a corresponding reduction in the maximum amount of borrowings available under the facility, with net proceeds from certain insurance recoveries and asset sales, and with 100% of the net proceeds from debt issuances, and with 50% of the net proceeds from certain equity issuances subject to specified exceptions. The new credit facility includes a number of restrictive covenants including, among other things, limitations on leverage and capital expenditures, limitations on the Company's ability to incur additional indebtedness or liens, requirements that the Company maintain minimum ratios of cash flow to fixed charges and of cash flow to interest, prohibitions on payment of dividends on the Company's capital stock, limitations on the Company's ability to enter into mergers, acquisitions or sales of the Company's assets, and prohibitions on certain transactions among subsidiaries and affiliated companies. The new credit facility contains events of default, including, among other events, any transaction resulting in a new stockholder or group of stockholders acquiring control of the Company's board of directors or ownership of greater than 40% of the Company's outstanding capital stock, any material default by the Company under any material government contract to which the Company is a party, the suspension of the Company's ability to enter into contracts with the federal, state or local governments generally, or the loss by the Company of any material customer.

Borrowings from stockholders

        In March 2001, the Company received funding from certain members of SI L.L.C., the majority owner of the Company, and Frontenac Company, the majority owner of SI L.L.C., in the form of notes payable. The total proceeds from the notes were $5.0 million. The notes bore interest at 8.5 percent per annum, compounded annually, and matured in March 2007. Principal and interest were due at maturity. In September 2002, the Company entered into a note agreement with SI L.L.C. for $4.3 million. Of this amount, $0.8 million matured in September 2008 and the remaining $3.5 million matured in October 2008. The $4.3 million notes bear interest at 8.5 percent per annum, compounded annually. Principal and interest were due at maturity. In connection with the initial public offering, the

Company used the net proceeds from the offering to repay all amounts outstanding on the borrowings from stockholders.

10. Commitments and contingencies:

Leases

        As of December 28, 2002, the Company has noncancelable operating leases, primarily for real estate that expire over the next six years. Rental expense during fiscal year 2000, 2001 and 2002 was approximately $3.3 million, $3.7 million and $4.5 million, respectively.

        Future minimum lease payments under noncancelable operating and capital leases as of December 28, 2002 are as follows (in thousands):

Fiscal year	Capital	Operating
2003	$104	$4,332
2004	104	4,481
2005	—	4,309
2006	—	3,575
2007	—	3,615
Thereafter	—	18,240

Total minimum lease payments	208	$38,552

Less—Interest element of payment	(30)

Present value of future minimum lease payments	178
Current portion	94

	$84

Contract cost audits

        Payments to the Company on government cost reimbursable contracts are based on provisional, or estimated indirect rates, which are subject to audit on an annual basis by the Defense Contract Audit Agency (DCAA). The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional rates, may create an additional receivable or liability for the Company. The Company's revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectibility is not reasonably assured. To the extent the indirect rate differential creates a liability for the Company, the differential is recognized as a reduction to revenue when identified.

Litigation and claims

        On March 1, 2002, the Company filed a demand for arbitration with the American Arbitration Association seeking to arbitrate a dispute with one of its former employees, regarding the valuation of units purchased by the former employee in SI International, L.L.C., its principal stockholder. On March 25, 2002, the former employee filed a complaint in Delaware Chancery Court against the

Company, SI International, L.L.C., Ray J. Oleson, Chief Executive Officer, Frontenac VII Limited Partnership, and Frontenac Masters VII Limited Partnership, seeking to enjoin the demand for arbitration on the grounds that the dispute in question is not subject to arbitration. The complaint was dismissed on June 24, 2002. In July 2002, the former employee filed his counterclaims in the arbitration. This litigation was resolved and fully settled with no cost to the Company by virtue of a settlement and release executed in November 2002.

        In November 2001, a lawsuit was filed in the District Court of Dallas County, Texas, naming System Technology Associates, Inc. (now SI Engineering), one of the acquired businesses, as a defendant. The claims arose out of an alleged breach of certain confidentiality and non-disclosure provisions of a contract to analyze two oil and gas fields by an STA employee. The suit charged STA with breach of contract, violation of the Texas Deceptive Trade Practices Act, conspiracy to defraud and fraud. In June 2002, the Company entered into a mutual release, compromise and settlement agreement with the plaintiff, filed in the District Court of Dallas County, Texas. The Company paid the plaintiff the settlement amount upon execution of the agreement in exchange for a full release of all claims against SI Engineering by the plaintiff and a dismissal of SI Engineering from the lawsuit in July 2002.

        The Company is a party to other litigation and legal proceedings that management believes to be a part of the ordinary course of its business. The Company may become involved in other legal and governmental, administrative or contractual proceedings in the future. While the Company cannot predict the ultimate outcome of these matters, the Company currently believes, based upon information available to us as of the date of this filing, that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position or results of operations.

11. Put warrants:

        On March 9, 2000, the Company issued warrants to purchase 99,166 shares of Non-Voting Common Stock to a lender (Warrants) in conjunction with the Tranche B subordinated note of the 2000 Credit Agreement discussed in Note 9. The Warrants expire on March 9, 2010. The holder of the Warrants had a right to demand mandatory redemption of the Warrants for cash pursuant to certain terms provided for in the Warrant Agreement at a redemption price based on fair market value, as defined in the Warrant Agreement.

        At any time and from time to time prior to the completion of a qualifying initial public offering, as defined in the Warrant Agreement, but after March 9, 2006, the Company has the right to redeem for cash all of the outstanding warrants at an optional redemption price, as defined in the Warrant Agreement.

        In accordance with Emerging Issues Task Force (EITF) Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company classified the Warrants as a liability due to the cash redemption (put) feature. At issuance and at each reporting date, the Warrants were marked to their then current fair value with changes in fair value reflected in earnings. At issuance, the Warrants were valued using a fair value option-pricing model with the following assumptions: no dividends, an expected life of 60 months, the period from the issuance to the earliest redemption date, a risk free interest rate of 6.6 percent and volatility of 50 percent. At December 30, 2000 the following assumptions were used to value the Warrants: no dividends, an expected life of 50 months, the period from December 30, 2000 to the earliest redemption date, a risk free interest rate of 6.0 percent and volatility of 50 percent. The change in the fair value of the Warrants at December 30, 2000 of approximately $265,000 was charged to earnings in fiscal year 2000 and reflected as change in fair value of put warrants in the accompanying consolidated statements of operations. At December 29, 2001, the Company measured the fair value of the Warrants using the following assumptions: no dividends, an expected life of 38 months, the period from December 29, 2001 to the earliest redemption date, a risk free interest rate of 4.4 percent and volatility of 133 percent. The change in the fair value of the Warrants at December 29, 2001 of approximately $1.3 million was charged to earnings in fiscal years 2001 and 2002. In connection with the initial public offering, the Company redeemed according to its terms 91,343 shares of the outstanding warrants with cash of $1.4 million and converted the remaining 7,555 shares of outstanding warrants to common stock. A credit to earnings of $0.6 million in fiscal year 2002 was recorded to reflect the settlement of the Warrants.

12. Redeemable preferred stock:

        The Company had redeemable preferred stock that is nonconvertible and nonvoting. The preferred stock was redeemable in the event of an initial public offering upon written request of a majority of the holders and also upon a change of control, as defined. The redemption price was $1,000 per share plus any accumulated and unpaid dividends.

        The preferred stock accrued dividends daily at 8.5 percent per annum, calculated based on its liquidation value of $1,000 per share, plus accumulated and unpaid dividends. Preferred dividends in 2000, 2001 and 2002 were approximately $1.5 million, $2.1 million, and $2.0 million, respectively, and have been reflected as an addition to the redemption balance of the preferred stock.

        Immediately prior to its initial public offering, the Company exchanged in full its 21,372 shares of the outstanding preferred stock for 1,938,119 shares of common stock.

13. Stockholders' equity:

Change in authorized shares

        On March 9, 2000, the Company amended its Articles of Incorporation to increase authorized shares of redeemable preferred stock to 35,000 shares, to increase authorized shares of common stock to 3,775,212 shares and to authorize 53,932 shares of convertible Class B common stock, par value $0.01 per share (the Non-Voting Common Stock). On June 19, 2002, the Company amended its Articles of Incorporation in increase authorized shares of common stock to 110,000,000 and to increase authorized shares of Class B common stock to 2,000,000.

Common stock

        In November 2002, the Company completed its initial public offering. The Company issued 3,850,000 shares of common stock for total net proceeds of approximately $47.1 million. Immediately prior to the initial public offering, the Company completed a series of transactions related to common stock. First, the Company exchanged all of its outstanding preferred stock for 1,938,119 shares of common stock. Second, it exchanged SI Telecom junior participating preferred, which was classified in the accompanying balance sheet as minority interest for 12,034 shares of SI common stock. Third, it exchanged SI Telecom voting common stock held by minority shareholders for 316 shares of SI common stock. Finally, it converted a portion of its put warrants to 7,410 shares of common stock.

Minority interests in SI Telecom

        In fiscal 2001, SI Telecom issued 44,627 shares of the junior participating preferred stock (the Junior Preferred) and 1,080,000 shares of SI Telecom voting common stock to SI L.L.C. Amounts related to these instruments are classified as minority interests in the accompanying consolidated balance sheets and statements of operations. Prior to the completion of the initial public offering, 44,627 shares of the junior participating preferred stock were exchanged according to its terms to 44,627,445 shares of SI Telecom voting common stock which were exchanged to 12,034 shares of SI common stock, and 1.1 million shares of SI Telecom voting common stock were exchanged to 316 shares of SI common stock.

Stock option plan

        In December 1998, the Company adopted the 1998 Stock Option Plan to grant stock options to directors, consultants, executives, and other key employees of the Company. The Company may grant stock options to purchase up to 222,727 shares of its common stock under this plan.

        In January 2001, the Company adopted the 2001 Nonqualified Stock Option Plan. Under the plan, the Company may grant stock options to directors, consultants, executives and other key employees of the Company and its affiliate to purchase its common stock. The Company may grant stock options to purchase up to 35,056 shares of its common stock.

        In March 2001, the Company adopted the 2001 Service Award Stock Option Plan to grant stock options to purchase up to 16,179 shares of its common stock to its employees and employees of its affiliates.

        In May 2002, the Company adopted the 2002 Service Award Stock Option Plan to grant stock options to purchase up to 1,700,000 shares of its common stock to its employees and employees of its affiliates. In October 2002, the Company amended this amount to 1,600,000 shares of its common stock.

2001 stock option plan

        The Company's option activity is as follows:

	Shares subject to options	Shares exercisable	Weighted-average exercise price
Balance, January 1, 2000	109,227		$7.79
2000 grants	112,987		9.27
2000 forfeitures	(14,157)		(9.27)

Balance, December 30, 2000	208,057		8.53
Options exercisable at December 30, 2000		87,114	7.49
2001 grants	52,718		9.27
2001 forfeitures	(65,500)		(9.27)

Balance, December 29, 2001	195,275		8.34
Options exercisable at December 29, 2001		145,398	5.80
Converted from SITEL	1,001		556.26
2002 grants	781,030		13.80
2002 forfeitures	(1,226)		(10.76)

Balance, December 28, 2002	976,080		$13.27

Options exercisable at December 28, 2002		342,649	3.40

        The following table shows the number of options, the weighted average remaining life, and the options exercisable for each exercise price of options outstanding at December 28, 2002.

Number of Options	Exercise Price	Weighted Average Remaining Life	Options Exercisable
1,001	556.26	3.98	444
3,587	21.32	6.41	393
734,323	14.00	5.04	8,976
2,000	12.34	6.90	33
2,500	12.02	6.89	42
2,000	12.00	6.89	33
208,719	9.27	4.65	313,932
21,950	1.58	3.04	18,796

        These options vest 20 percent on each anniversary of the date of grant. Shares purchased under stock options are restricted as to transfer and are generally subject to repurchase, at the election of the Company, upon termination. The weighted-average remaining contractual life of the stock options outstanding as of December 29, 2001 and December 28, 2002 was 5.2 years and 6.2 years, respectively.

        During its fiscal year ended 2001 and continuing into the fiscal year ended 2002, the Company issued options with exercise prices which were less than the fair value of SI's common stock at the date of option grant. Total deferred compensation related to these option grants was $142,000 for the fiscal year ended December 29, 2001 and $518,000 for the fiscal year ended December 28, 2002. This deferred compensation will be amortized to expense over the related option's vesting period, which is generally five years. Such non-cash stock-based compensation expense totaled $12,000 in fiscal year 2001 and $139,000 during fiscal year 2002.

        The weighted-average fair value of stock options granted in fiscal year 2000, 2001 and 2002 was $3.05, $3.55 and $9.25, respectively.

14.  Retirement plans:

        SI has a defined contribution 401(k) Retirement/Savings Plan (the Plan) to provide retirement benefits for all eligible employees of the Company. Employees are eligible to participate in the Plan beginning on the first of the month following the start of employment and attainment of age 21. Under the Plan, eligible employees may contribute from 1 percent to 15 percent of pre-tax compensation. The Plan also allows after-tax contribution up to 5 percent of compensation. At its discretion, the Company may make an annual matching contribution and an annual profit-sharing contribution. In fiscal year 2001, the Company merged its three defined contributions plans and transferred their assets into the Plan. For both fiscal years 2001 and 2002, there was no profit-sharing contribution made to the Plan by the Company. The Company's matching contribution to the Plan for fiscal years 2000, 2001 and 2002 was approximately $1.4 million, $1.8 million and $0.9 million, respectively.

SI International, Inc. and Subsidiaries
(See Note 1 to Consolidated Financial Statements)
Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Acquired in business combinations	Deductions	Balance at end of period
For the fiscal year ended December 30, 2000 Deducted from assets accounts: Allowance for doubtful accounts	100	—	400	—	500
For the fiscal year ended December 29, 2001 Deducted from assets accounts: Allowance for doubtful accounts	500	140	—	10	630
For the fiscal year ended December 28, 2002 Deducted from assets accounts: Allowance for doubtful accounts	630	472	—	6	1,096