Form 10-K/A
period 2002-12-28
SI INTERNATIONAL INC
filed 2003-04-15
CIK 1143363

Use these links to rapidly review the document
INDEX
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

        The aggregate market value of SI International, Inc. common stock held by non-affiliates of the registrant as of March 12, 2003, was $24,262,698. SI International, Inc. common stock began publicly trading on November 12, 2002.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 12, 2003: SI International, Inc. common stock, $0.01 par value, 8,447,162 shares.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Certain portions of the definitive proxy statement to be used in connection with SI International, Inc. annual meeting of stockholders, to be held on June 6, 2003, and to be mailed to stockholders of record as of April 9, 2003, are incorporated by reference into Part II, Item 5, and Part III of this Form 10-K/A.

SI INTERNATIONAL, INC.
FORM 10-K/A
INDEX

INTRODUCTION

        This Amendment No. 1 to SI International, Inc.'s annual report on Form 10-K for the fiscal year ended December 28, 2002 is being refiled in its entirety to change the date of the annual meeting to June 6, 2003; to change the record date for the annual meeting to April 9, 2003; and to correct other clerical issues.

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

Item 4. Submission of Matters To a Vote of Security Holders

        During the quarter ended December 28, 2002, we submitted certain matters to a vote of our stockholders through the solicitation of four written consents under Section 228 of the General Corporation Law of the State of Delaware.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2003.

SI INTERNATIONAL, INC.
/s/ RAY J. OLESON Ray J. Oleson Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ RAY J. OLESON Ray J. Oleson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 15, 2003
/s/ THOMAS E. DUNN Thomas E. Dunn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 15, 2003
/s/ JAMES E. CRAWFORD, III James E. Crawford, III	Director	April 15, 2003
/s/ WALTER J. CULVER Walter J. Culver	Vice Chairman and Director	April 15, 2003
/s/ WALTER C. FLORENCE Walter C. Florence	Director	April 15, 2003
/s/ GENERAL R. THOMAS MARSH General R. Thomas Marsh (USAF-Ret.)	Director	April 15, 2003
/s/ EDWARD SPROAT Edward Sproat	Director	April 15, 2003

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

April 15, 2003

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

April 15, 2003

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

                      /s/ Ernst & Young LLP

McLean, Virginia
February 10, 2003

SI International, Inc. and Subsidiaries
(See Note 1)
Consolidated balance sheets
As of December 29, 2001 and December 28, 2002
(Amounts in thousands, except share and per share data)

	December 29, 2001	December 28, 2002
Assets
Current assets:
Cash and cash equivalents	$470	$10,856
Accounts receivable, net	30,916	31,901
Other current assets	2,385	3,741

Total current assets	33,771	46,498
Property and equipment, net	4,878	4,542
Goodwill and assembled workforce, net	39,829	39,829
Other assets	1,983	1,446

Total assets	$80,461	$92,315

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$11,938	$12,712
Current portion of notes payable	1,380	480
Current portion of long-term debt	2,375	—
Current portion of capital lease obligation	169	94
Deferred revenue	451	1,074
Other current liabilities	1,355	2,201

Total current liabilities	17,668	16,561

Long-term debt, net of current portion	31,327	—
Borrowings from stockholders	5,000	—
Other long-term liabilities	259	1,777
Put warrants	2,153	—
Minority interests	1,305	—
Commitments and contingencies
Redeemable cumulative preferred stock—$0.01 par value per share; 35,000 and 10,000,000 shares authorized as of December 29, 2001 and December 28, 2002, respectively; 21,372 and 0 shares issued and outstanding as of December 29, 2001 and December 28, 2002, respectively, including accrued and unpaid preferred dividends of $3,808 and $0 as of December 29, 2001 and December 28, 2002, respectively	25,180	—
Stockholders' equity (deficit):
Common stock—$0.01 par value per share; 70,000,000 and 50,000,000 shares authorized as of December 29, 2001 and December 28, 2002, respectively; 2,631,862 and 8,439,741 shares issued and outstanding as of December 29, 2001 and December 28, 2002, respectively	27	85
Additional paid-in capital	—	75,682
Deferred compensation	(130)	(509)
Accumulated deficit	(2,328)	(1,281)

Total stockholders' equity (deficit)	(2,431)	73,977

Total liabilities and stockholders' equity (deficit)	$80,461	$92,315

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

Stock-based compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 29, 2003.

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

13. Stockholders' equity:

Change in authorized shares

        On March 9, 2000, the Company amended its Certificate of Incorporation to increase authorized shares of redeemable preferred stock to 35,000 shares, to increase authorized shares of common stock to 3,775,212 shares and to authorize 53,932 shares of convertible Class B common stock, par value $0.01 per share (the Non-Voting Common Stock). On June 19, 2002, the Company amended its Certificate of Incorporation to increase authorized shares of common stock to 110,000,000 and to increase authorized shares of Class B common stock to 2,000,000. On November 13, 2002, the Company amended its Certificate of Incorporation to decrease authorized shares of common stock to 50,000,000 and to increase authorized shares of redeemable preferred stock to 10,000,000.

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