Form 10-Q
period 2003-03-29
SI INTERNATIONAL INC
filed 2003-05-12
CIK 1143363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 29, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-50080

SI International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2127278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12012 Sunset Hills Road Reston. Virginia	20190-5869
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 234-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

As of May 5, 2003, there were 8,447,162 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 29, 2003	December 28, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,250	$10,856
Accounts receivable, net	31,181	31,901
Other current assets	3,531	3,741
Total current assets	47,962	46,498
Property and equipment, net	4,380	4,542
Goodwill and assembled workforce, net	39,829	39,829
Other assets	1,351	1,446
Total assets	$93,522	$92,315
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,220	$12,712
Deferred revenue	58	1,074
Other current liabilities	2,749	2,775
Total current liabilities	16,027	16,561
Other long-term liabilities	1,991	1,777
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 8,439,741 and 8,447,162 shares issued and outstanding as of December 28, 2002 and March 29, 2003, respectively	85	85
Additional paid-in capital	75,685	75,682
Deferred compensation	(474)	(509)
Accumulated deficit	208	(1,281)
Total stockholders’ equity (deficit)	75,504	73,977
Total liabilities and stockholders’ equity (deficit)	$93,522	$92,315

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended
	March 29, 2003	March 30, 2002

Revenue	$41,324	$33,463
Costs and expenses:
Direct costs	25,026	19,145
Indirect costs, including $34 and $35 of non-cash stock-based compensation in fiscal quarters ended March 30, 2002 and March 29, 2003, respectively	13,163	11,718
Depreciation and Amortization	512	481
Total operating expenses	38,701	31,344
Income from operations	2,623	2,119
Interest expense	(162)	(697)
Minority interests	—	(38)
Change in fair value of put warrants	—	(90)
Income before provision for income taxes	2,461	1,294
Provision for income taxes	973	564
Net income	1,488	730
Dividends on redeemable cumulative preferred stock	—	533
Net income attributable to common stockholders	$1,488	$197

Earnings per common share:
Basic net income per common share	$0.18	$0.07

Diluted net income per common share	$0.18	$0.07

Basic weighted-average shares outstanding	8,442	2,632
Diluted weighted-average shares outstanding	8,442	2,666

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Three Months Ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Net income	$1,488	$730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	512	481
Loss on disposal of fixed assets	168	—
Stock-based compensation	35	34
Amortization of deferred financing costs and debt discount	96	74
Change in fair value of put warrants	—	90
Minority interests	—	38
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	719	(687)
Other current assets	211	(909)
Other assets	(1)	25
Accounts payable and accrued expenses	509	2,301
Deferred revenue	(1,017)	(50)
Other long term liabilities	236	(81)
Net cash provided by operating activities	2,956	2,046
Cash flows from investing activities:
Purchase of property and equipment, net	(518)	(358)
Net cash used in investing activities	(518)	(358)
Cash flows from financing activities:
Proceeds from issuance of common stock	4	—
Proceeds from bank overdrafts	111	233
Borrowings under line of credit	—	17,473
Repayments of line of credit	—	(17,690)
Repayments of notes payable	(137)	(900)
Repayments of long-term debt and borrowings from stockholders	—	(563)
Payments of capital leases	(22)	(42)
Net cash used in financing activities	(44)	(1,489)
Net increase (decrease) in cash and cash equivalents	2,394	199
Cash and cash equivalents, beginning of period	10,856	470
Cash and cash equivalents, end of period	$13,250	$669
Supplemental disclosures of cash flow information:
Cash payments for interest	$51	$486
Cash payments for income taxes	$79	$337

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003. For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K/A for the year ended December 28, 2002.

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

Reporting periods

The Company’s fiscal year ends on the Saturday nearest to December 31 of that year.  All fiscal years presented include 52 weeks. The Company’s quarters end on the Saturday nearest to the applicable quarterly month-end.  All quarters presented include 13 weeks.

Cash and cash equivalents

The Company considers all investments with maturities of three months or less at the date of purchase to be cash equivalents.

The balance of checks the Company has written, but have not yet been presented to the bank for payment is $2.3 million and $1.6 million at March 29, 2003 and March 30, 2002, respectively.  These balances have been classified in other current liabilities in the accompanying consolidated balance sheets.

Significant customers

Revenue generated from contracts with the federal government or prime contractors doing business with the federal government accounted for a significant percent of revenues in the fiscal quarters ending March 29, 2003 and  March 30, 2002.

	Percent of revenues
	Three Months Ended
	March 29, 2003	March 30, 2002

Department of Defense	51.6%	43.5%
Federal civilian agencies	42.1	47.3
Commercial entities	6.3	9.2
Total revenue	100.0%	100.0%

For the first quarter of 2003 as well as the first quarter of  2002, we had two contracts that generated more than 10% of our revenue.  Our C4I2SR contract with the U.S. Air Force Space Command represented approximately 21.3% and 19.1% of total revenue for the quarters ended March 29, 2003 and March 30, 2002, respectively.   Our National Visa Center contract with the Department of State represented approximately 14.5% and 11.3% of total revenue for the quarters ended March 29, 2003 and March 30, 2002, respectively.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	March 29, 2003	December 28, 2002

Deferred loan costs	$1,093	$1,093
Accumulated amortization	(135)	(42)
	$958	$1,051

Deferred revenue

At the end of the quarter ended March 29, 2003 and the fiscal year ended December 28, 2002, SI International Telecom received advance payments of approximately $58,000 and $1,074,000, respectively, from a customer to purchase equipment to be used in a contract. The advances are reflected as deferred revenue as of March 29, 2003 and December 28, 2002 in the accompanying consolidated balance sheets.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and long-term debt. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at March 29, 2003 and December 28, 2002.

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based

Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 28, 2002 and has adopted the interim disclosure provisions for its financial reports for the quarter ended March 29, 2003.

	March 29, 2003	March 30, 2002

Net income - as reported	1,488	730
Add: total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards	35	34

Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards	(372)	(81)
Net income - Pro forma	1,151	683
Dividends on redeemable preferred stock	—	533
Net income attributable to common stockholders - Pro forma	1,151	150

Basic earnings per share - as reported	0.18	0.07

Diluted earnings per share - as reported	0.18	0.07

Basic earnings per share - Pro forma	0.14	0.06

Diluted earnings per share - Pro forma	0.14	0.06

Earnings (loss) per share

The Company has applied SFAS No. 128, “Earnings Per Share,” for all fiscal years presented in these consolidated financial statements. SFAS No. 128 requires disclosure of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period. Redeemable cumulative preferred stock is excluded from diluted earnings per share as it is not convertible into common stock.

The following details the computation of net income (loss) per common share:

	Three Months Ended
	March 29, 2003	March 30, 2002

Net Income (loss)	$1,488	$730
Dividends on redeemable cumulative preferred stock	—	533

Net Income (loss) attributable to common stockholders – Basic & Diluted	1,488	197

Weighted average share calculation:

Basic weighted average share outstanding	8,442	2,632
Treasury stock effect of stock options	—	34

Diluted weighted average shares outstanding	8,442	2,666

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year.

New accounting pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company does not expect adoption of FIN 45 to have a material effect on its financial condition, results of operations of liquidity.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. Management believes that the Company’s business practice does not require the adoption of FIN 46.

3.                                      Acquisitions:

On March 9, 2000, the Company purchased all of the outstanding common stock of SI International Engineering, Inc., formerly System Technology Associates, Inc. (SI Engineering), for consideration of approximately $33.0 million in cash and $4.8 million in subordinated notes in a transaction accounted for as a purchase. The subordinated notes bear interest at the prime rate plus 2 percent with $3.8 million due in March 2001, subject to collection of certain accounts receivable, and $1.0 million due in March 2002. Approximately $4.3 million of the notes were repaid at maturity in March 2001 and 2002 and payments of approximately $343,000 of these notes had been withheld by the Company as of March 29, 2003 since certain accounts receivable have not been fully collected.

4.                                      Accounts receivable:

Accounts receivable consists of the following (in thousands):

	March 29, 2003	December 28, 2002

Billed accounts receivable	$16,106	$18,377
Unbilled accounts receivable:
Currently billable	14,772	11,926
Unbilled retainages and milestones payments expected to be billed within the next 12 months	1,005	2,054
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	753	640
Total unbilled accounts receivable	16,530	14,620
Allowance for doubtful accounts	(1,455)	(1,096)
Accounts receivable, net	$31,181	$31,901

The currently billable amounts included as unbilled accounts receivable as of March 29, 2003 represent amounts, which are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice produced.

Long-term unbilled accounts receivable of approximately $400,000 as of March 29, 2003 and December 28, 2002 and are included in other assets in the accompanying consolidated balance sheets.

5.                                      Property and equipment:

Property and equipment consist of the following (in thousands):

	March 29, 2003	December 28, 2002
Computers and equipment	$5,791	$5,620
Software	1,824	1,810
Furniture and fixtures	1,237	1,216
Leasehold improvements	625	692
	9,477	9,338
Less—Accumulated depreciation and amortization	(5,097)	(4,796)
	$4,380	$4,542

Property and equipment includes assets financed under capital lease obligations of approximately $137,000 and $272,000, net of accumulated depreciation, as of March 29, 2003 and December 28, 2002, respectively.

Depreciation expense of approximately $0.5 million and $0.5 million and was recorded in the quarters ended March 29, 2003 and March 30, 2002, respectively.

6.                                      Accounts payable and accrued expenses:

Accounts payable and accrued expenses consists of the following (in thousands):

March 29, 2003

December 28, 2002

Accounts payable	$4,841	$6,660
Accrued compensation and benefits	6,820	5,216
Accrued interest	86	45
Other accrued liabilities	1,473	791
Accounts payable and accrued expenses	$13,220	$12,712

7.                                      Debt:

Debt consists of the following (in thousands):

	March 29, 2003	December 28, 2002
Notes payable:
Indemnification note payable	$343	$480
Total debt	$343	$480

Our credit facility consists of a $35.0 million secured revolving credit arrangement.  As of March 29, 2003, we have no borrowings outstanding under this credit facility.

8.                                      Commitments and contingencies:

Leases

As of March 29, 2003, the Company has noncancelable operating leases, primarily for real estate that expire over the next six years. Rental expense during the quarters ended March 29, 2003 and March 30, 2002 was approximately $1.4 million and $1.0 million, respectively.

Contract cost audits

Payments to the Company on government cost reimbursable contracts are based on provisional, or estimated indirect rates, which are subject to audit on an annual basis by the Defense Contract Audit Agency (DCAA). The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional rates, may create an additional receivable or liability for the Company. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectibility is not reasonably assured. To the extent the indirect rate differential creates a liability for the Company, the differential is recognized as a reduction to revenue when identified.

Litigation and claims

The Company is a party to litigation and legal proceedings that management believes to be a part of the ordinary course of its business. The Company may become involved in other legal and governmental, administrative or contractual proceedings in the future.  While the Company cannot predict the ultimate outcome of these matters, the Company currently believes, based upon information available to us as of the date of this filing, that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position or results of operations.

9.                                      Stockholders’ equity:

Stock option plan

In December 1998, the Company adopted the 1998 Stock Option Plan to grant stock options to directors, consultants, executives, and other key employees of the Company. The Company may grant stock options to purchase up to 222,727 shares of its common stock under this plan.  In December 2000, the Company adopted the 2000 Nonqualified Stock Option Plan to grant stock options to directors, consultants, executives and other key employees of the Company to purchase shares of SI International Telecom class A common stock. The Company may grant stock options to purchase up to 2,900,000 shares of SI International Telecom common stock under this plan.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction the consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward- looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below,  elsewhere in this Form 10-Q and in the section entitled “Risk Factors” in our Form 10-K/A for the fiscal year ended December 28, 2002.   You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q.

Our fiscal year is based on a calendar year and ends each year on the Saturday closest to December 31 of that year. As a result, our fiscal year may be comprised of 52 or 53 weeks. Our 2002 fiscal year had 52 weeks and our 2003 fiscal year has 52 weeks.  Our quarters end on the Saturday nearest to the applicable quarterly month-end.  Each quarter in 2002 had 13 weeks and our quarters in 2003 each have 13 weeks.

Overview

We are a provider of information technology and network solutions primarily to the federal government. Our clients include the U.S. Air Force Space Command, U.S. Army, the Department of State, the Immigration and Naturalization Service and the intelligence community. In addition, we provide our services to a small number of commercial entities. We combine our technological and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, to assist our clients in achieving their missions. Our service offerings focus primarily on our clients’ mission-critical needs in the areas of:

•                  information technology applications;

•                  systems engineering;

•                  network and telecommunications engineering; and

•                  mission-critical outsourcing.

In fiscal quarters ended March 29, 2003 and March 30, 2002, we received 93.7% and 90.8%, respectively of our revenues from services we provided to various departments and agencies of the federal government and 6.3% and 9.2%, respectively of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense includes revenue generated from work performed under engagements for both the Department of Defense and the intelligence community.

	Three Months Ended
	March 29, 2003	March 30, 2002

Department of Defense	51.6%	43.5%
Federal civilian agencies	42.1%	47.3%
Commercial entities	6.3%	9.2%
Total revenue	100.0%	100.0%

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

	Three Months Ended
	March 29, 2003	March 30, 2002

Prime contract revenue	82.5%	79.8%
Subcontract revenue	17.5%	20.2%
Total revenue	100.0%	100.0%

Our services are provided under three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended
	March 29, 2003	March 30, 2002

Cost reimbursable	36.8%	36.8%
Time and materials	38.9%	46.7%
Fixed price	24.3%	16.5%
Total	100.0%	100.0%

Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract, and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. In general, cost reimbursable contracts are the least profitable of our government contracts. In the fiscal quarters ended March 29, 2003 and March 30, 2002, 36.8% and 36.8%, respectively, of our revenues were derived from cost reimbursable contracts.

Under time and materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time and materials contract are higher or lower than the billing rates under the contract, our profit under the contract may either be greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time and materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts. In fiscal quarters ended March 29, 2003 and March 30, 2002, 38.9% and 46.7%, respectively, of our revenues were derived from time and materials contracts.

Under fixed price contracts, we perform specific tasks for a fixed price. Compared to cost reimbursable and time and materials contracts, fixed price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed price contracts may include either a product delivery or specific service performance throughout a period. Revenue on fixed price contracts under which we render services throughout a period is recognized as the service is provided.  In the fiscal quarters ended March 29, 2003 and March 30, 2002, 24.3% and 16.5%, respectively, of our revenues were derived from fixed price contracts.

If we anticipate a loss on a contract, we provide for the full amount of anticipated loss at the time of that determination.

Our most significant expense is direct cost, which consists primarily of direct labor costs for program personnel and direct expenses incurred to complete contracts, including cost of materials and subcontractor costs. Our ability to predict accurately the number and types of personnel, their salaries, and other costs, can have a significant impact on our direct cost.

The allowability of certain direct and indirect costs in federal contracts is subject to audit by the client, usually through the DCAA. Certain indirect costs are charged to contracts and paid by the client using provisional, or estimated, indirect rates, which are subject to later revision, based on the government audits of those costs.

Approximately 9.5% of our revenue recognized during the fiscal quarter ended March 29, 2003 will become subject to competitive bids prior to the end of the government fiscal 2003.  In comparison, 14.6% of our revenue recognized during the fiscal quarter ended March 30, 2002 was derived from contracts that we expected to become subject to competitive bids prior to the end of government fiscal 2002, which corresponds to the third quarter of fiscal 2002.  We actively monitor our relationships with our clients during our engagements, as well as the quality of the service we provide, to assist in our efforts to win recompetition bids. In addition, we strive to maintain good relationships with a wide variety of government contractors.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percent of revenues for the periods indicated.

	Three Months Ended
	March 29, 2003	March 30, 2002

Revenue	100.0%	100.0%
Costs and expenses:
Direct costs	60.6	57.2
Indirect costs	31.9	35.0
Depreciation	1.2	1.4
Amortization	—	—
Total operating expenses	93.7	93.6
Income from operations	6.3	6.4
Other income (expense)	—	—
Interest expense	(0.4)	(2.1)
Minority interests	—	(0.1)
Change in fair value of put warrants	—	(0.3)
Income (loss) before provision for income taxes	5.9	3.9
Provision for income taxes	2.3	1.7
Net income (loss)	3.6%	2.2%

Three months ended March 29, 2003 compared with three months ended March 30, 2002

Revenue.  For the three months ended March 29, 2003, our revenues increased 23.5% to $41.3 million from $33.5 million for the three months ended March 30, 2002. Revenues from work under federal government contracts increased 27.6% to $38.7 million for the three months ended March 29, 2003 from $30.4 million for the three months ended March 30, 2002. This increase was primarily the result of increased activities in our outsourcing, space modernization, and command and control services.  Consistent with plans to focus on core government IT opportunities, commercial revenues declined 15.7% to $2.6 million in the three months ended March 29, 2003 from $3.1 million in the three months ended March 30, 2002.

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended March 29, 2003, direct costs increased 30.7% to $25.0 million from $19.1 million for the three months ended March 30, 2002. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 60.6% for the three months ended March 29, 2003 as compared to 57.2% for the three months ended March 30, 2002.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended March 29, 2003, indirect costs increased 12.1% to $13.2 million from $11.7 million for the three months ended March 30, 2002.  The increase in indirect costs was due to higher fringe benefit expenses related to the increase in direct labor and additional facility expense related to the relocation of our headquarters to Reston, Virginia.  As a percentage of revenue, indirect costs were 31.9% for the three months ended March 29, 2003 as compared to 35.0% for the three months ended March 30, 2002.

Depreciation. For the three months ended March 29, 2003, depreciation expense increased 6.4% to $0.51 million from $0.48 million for the three months ended March 30, 2002 attributable primarily to our investment in the restructuring and upgrading of our information technology and systems infrastructure.  As a percentage of revenue, depreciation expense was 1.2% for the three months ended March 29, 2003 compared to 1.4% for the three months ended March 30, 2002.

Income from operations.  For the three months ended March 29, 2003, income from operations increased 23.8% to $2.6 million from $2.1 million for the three months ended March 30, 2002. This increase was attributable primarily to the  higher revenue.  As a percentage of revenue, income from operations was 6.3% for both the three months ended March 29, 2003 and March 30, 2002.

Interest expense.  Interest expense declined 76.8% to $0.2 million for the three months ended March 29, 2003 from $0.7 million for the three months ended March 30, 2002. This decline was attributable primarily to the repayment of debt with proceeds generated from the Company’s initial public offering. As a percentage of revenue, interest expense was 0.4% for the three months ended March 29, 2003 as compared to 2.1% for the three months ended March 30, 2002.  Interest expense included $0.1 million and $42,000 of amortization of deferred financing costs for the first quarters of 2003 and 2002, respectively.

Provision for income taxes.  The provision for income tax was $1.0 million in the three months ended March 29, 2003, compared to a provision of $0.6 million for the three months ended March 30, 2002.   For the three months ended March 29, 2003, we have recorded an expense for income tax which reflects an effective rate of 39.5%.  For the three months ended March 30, 2002, the effective tax rate of 43.6% was greater than the federal statutory rate of 34% due primarily to the effect of state income taxes and put warrants.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We rely on cash flow from operations, borrowings under our credit facility and the sale of common stock to provide for our cash needs.

Net cash provided by (used in) operations was $3.0 million for the three months ended March 29, 2003 compared with $2.0 million for the three months ended March 30, 2002.  Cash provided by operations in the three months ended March 29, 2003 was attributable to net income of $1.5 million plus depreciation, amortization and other non-cash items of $0.8 million and a decrease in working capital of $0.7 million. Cash provided by operations in three months ended March 30, 2002 was attributable to net income of $0.7 million plus non-cash items of $0.7 million and a decrease of $0.6 million in cash to fund operating activities.

Cash used in investing activities was $0.5 million for the three months ended March 29, 2003, compared with $0.4 million for the three months ended March 30, 2002.  For both of the first fiscal quarters of 2002 and 2003, our investing activities were primarily attributed to the purchase of capital assets.

Cash used in financing activities was $44,000 for the three months ended March 29, 2003, compared with $1.5 million for the three months ended March 30, 2002.  Cash used in financing activities for the three months ended March 29, 2003 was attributable to payments for notes and leases of $159,000, and partially offset by bank overdrafts of $115,000.  Cash used in financing activities in the three months ended March 30, 2002 was primarily attributable to the repayment of a contingency note in the amount of $0.9 million to the seller related to the acquisition of SI International Engineering and the repayment of long-term debt of $0.6 million.

Cash and cash equivalents as of March 29, 2003 and March 30, 2002 were $13.3 million and $0.7 million, respectively.

We maintain a $35.0 million secured revolving credit facility.  As of March 29, 2003 we did not have any borrowings under the credit facility.

For the three months ended March 29, 2003 as well as the three months ended March 30, 2002, we had two contracts that generated more than 10% of our revenue.  Our C4I2SR contract with the U.S. Air Force Space Command represented approximately 21.3% and 19.1% of total revenue for each of the three months ended March 29, 2003 and March 30, 2002, respectively.   Our National Visa Center contract with the Department of State represented approximately 14.5% and 11.3% of total revenue for the three months ended March 29, 2003 and March 30, 2002, respectively.

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

Effect of Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company does not expect adoption of FIN 45 to have a material effect on its financial condition, results of operations of liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of SFAS 148 is effective for interim periods beginning after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The Company does not expect the adoption of SFAS 148 to have a material impact on its operating results or financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003.  Management believes that the Company does not expect adoption of FIN 46. Management believes that the Company’s business practice does not require the adoption of FIN 46.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.     Controls and Procedures.

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by SI International in the reports that it files under the Securities Exchange

Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, under the supervision and with the participation of SI International’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in SI International’s periodic SEC filings.

There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

We are a party to litigation and legal proceedings that we believe to be a part of the ordinary course of our business. While we cannot predict the ultimate outcome of these matters, we currently believe, based upon information available to us as of the date of this filing, that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position. We may become involved in other legal and governmental, administrative or contractual proceedings in the future.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters To a Vote of Security Holders

None.

Item 5.  Other Information

The Company appointed Mr. Charles A. Bowsher to serve as a Class I director with a term commencing on April 25, 2003 and expiring at the 2003 Annual Meeting of Stockholders.  The Company’s Board is recommending a vote for the Class I directors at such meeting, including Mr. Bowsher.  This is discussed more fully in the Company’s Proxy Statement.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Documents filed as part of this Report

1.               Financial Statements

A.           Consolidated Balance Sheets as of March 29, 2003 and December 28, 2002

B.             Consolidated Statements of Operations for the fiscal quarters ended March 29, 2003 and March 30, 2002

C.             Consolidated Statements of Stockholders’ Equity for the fiscal quarters ended March 29, 2003 and March 30, 2002

D.            Consolidated Statements of Cash Flows for the fiscal quarters ended March 29, 2003 and March 30, 2002

E.              Notes to Consolidated Financial Statements

2.               Supplementary Financial Data.

None.

3.               Exhibits.

EXHIBIT NO.	DESCRIPTION
3.1*	Second Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws, as amended
4.1*	Registration Rights Agreement, as amended
4.2*	Specimen Certificate of our common stock
4.3*	Stock Purchase Agreement, as amended
4.4*	Amendment to Stock Purchase Agreements
10.1*	Form of 2002 Stock Incentive Plan
10.2*	January 2001 Nonqualified Stock Option Plan
10.3*	SI International, Inc. 2001 Service Award Stock Option Plan
10.4*	1998 Stock Option Plan
10.5**	Credit Agreement
10.6*	Executive Employment Agreement with S. Bradford Antle
10.7*	Executive Employment Agreement with Walter J. Culver
10.8*	Executive Employment Agreement with Thomas E. Dunn
10.9*	Executive Employment Agreement with Thomas E. Lloyd
10.10*	Executive Employment Agreement with Ray J. Oleson
10.11*	Form of Indemnification Agreement
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

* Incorporated by reference herein from Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-87964) as declared effective by the Commission on November 8, 2002.

**Incorporated by reference herein from the Registrant’s Current Report on Form 8-K filed on November 18, 2002.

(b)  Reports on Form 8-K

•                       Current Report on Form 8-K dated March 17, 2003, announcing reaffirmation of previously-issued guidance for the first quarter and full fiscal year 2003.

•                       Current Report on Form 8-K dated March 31, 2003, containing Regulation FD disclosure and reporting the release of press releases on March 24 and March 28, 2003, respectively announcing contract award information.

(c)          See Exhibits.  The exhibits required by this item are listed under Item 6(a)(3).

(d)         Financial Statements Schedule.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2003.

SI INTERNATIONAL, INC.

/s/ Thomas E. Dunn
Thomas E. Dunn Executive Vice President and Chief Financial Officer

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ray J. Oleson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of SI International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the fiscal quarter covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the fiscal quarters and fiscal years presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the fiscal period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003

By:
/s/ Ray J. Oleson

Ray J. Oleson Chairman of the Board and Chief Executive Officer

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas E. Dunn, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of SI International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the fiscal quarter covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the fiscal quarters and fiscal years presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the fiscal period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003

By:
/s/ Thomas E. Dunn

Thomas E. Dunn Executive Vice President, Chief Financial Officer and Treasurer