Form 10-Q
period 2003-06-28
SI INTERNATIONAL INC
filed 2003-08-11
CIK 1143363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 28, 2003

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

As of August 4, 2003, there were 8,447,162 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 28, 2003	December 28, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,646	$10,856
Accounts receivable, net	27,212	31,901
Other current assets	2,882	3,741
Total current assets	46,740	46,498
Property and equipment, net	4,162	4,542
Goodwill and assembled workforce, net	39,829	39,829
Other assets	1,260	1,446
Total assets	$91,991	$92,315
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$12,163	$12,712
Deferred revenue	67	1,074
Other current liabilities	437	2,775
Total current liabilities	12,667	16,561
Other long-term liabilities	2,178	1,777
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 8,447,162 and 8,439,741 shares issued and outstanding as of June 28, 2003 and December 28, 2002, respectively	85	85
Additional paid-in capital	75,649	75,682
Deferred compensation	(406)	(509)
Retained Earnings (accumulated deficit)	1,818	(1,281)
Total stockholders’ equity	77,146	73,977
Total liabilities and stockholders’ equity	$91,991	$92,315

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Revenue	$40,724	$35,407	$82,048	$68,870
Costs and expenses:
Direct costs	24,264	21,856	49,290	41,001
Indirect costs, including $32 and $35 of non-cash stock-based compensation in fiscal quarters ended June 28, 2003 and June 29, 2002, respectively and $67 and $69 in the six months ended June 28, 2003 and June 29, 2002, respectively	13,167	13,923	26,330	25,641
Depreciation and Amortization	486	515	998	996
Total operating expenses	37,917	36,294	76,618	67,638
Income (loss) from operations	2,807	(887)	5,430	1,232
Interest expense	(146)	(657)	(308)	(1,354)
Minority interests	—	(39)	—	(77)
Change in fair value of put warrants	—	(301)	—	(391)
Income (loss) before provision for (benefit from) income taxes	2,661	(1,884)	5,122	(590)
Provision for (benefit from) income taxes	1,052	(689)	2,024	(125)
Net income (loss)	1,609	(1,195)	3,098	(465)
Dividends on redeemable cumulative preferred stock	—	557	—	1,090
Net income (loss) attributable to common stockholders	$1,609	$(1,752)	$3,098	$(1,555)

Earnings (loss) per common share:
Basic net income (loss) per common share	$0.19	$(0.67)	$0.37	$(0.59)

Diluted net income (loss) per common share	$0.19	$(0.67)	$0.37	$(0.59)

Basic weighted-average shares outstanding	8,447	2,632	8,445	2,632
Diluted weighted-average shares outstanding	8,447	2,632	8,445	2,632

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Six Months Ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net income (loss)	$3,098	$(465)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	998	996
Loss on disposal of fixed assets	168	—
Stock-based compensation	67	69
Amortization of deferred financing costs and debt discount	188	148
Change in fair value of put warrants	—	391
Minority interests	—	77
Changes in operating assets and liabilities:
Accounts receivable	4,689	3,454
Other current assets	859	(2,422)
Other assets	(2)	26
Accounts payable and accrued expenses	(549)	270
Deferred revenue	(1,007)	1,006
Other long term liabilities	447	249
Net cash provided by operating activities	8,956	3,799
Cash flows from investing activities:
Purchase of property and equipment	(786)	(839)
Net cash used in investing activities	(786)	(839)
Cash flows from financing activities:
Proceeds from issuance of common stock	4	—
Repayments (proceeds) from bank overdrafts	(2,201)	1,102
Borrowings under line of credit	—	40,080
Repayments of line of credit	—	(41,302)
Repayments of notes payable	(137)	(900)
Repayments of long-term debt and borrowings from stockholders	—	(1,125)
Payments of capital leases	(46)	(86)
Net cash used in financing activities	(2,380)	(2,231)
Net increase in cash and cash equivalents	5,790	729
Cash and cash equivalents, beginning of period	10,856	470
Cash and cash equivalents, end of period	$16,646	$1,199
Supplemental disclosures of cash flow information:
Cash payments for interest	$142	$963
Cash payments for income taxes	$2,181	$1,640

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003. For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K/A for the year ended December 28, 2002.

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

The balance of checks the Company has written, but have not yet been presented to the bank for payment is $0 and $2.2 million at June 28, 2003 and December 28, 2002, respectively.  These balances have been classified in other current liabilities in the accompanying consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue under its contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated. Revenue is earned under cost reimbursable, time and materials and fixed price contracts. Direct contract costs are expensed as incurred.

Under cost reimbursable contracts, the Company is reimbursed for allowable costs, and paid a fee. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For cost reimbursable contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications from the customer regarding performance.

Revenue on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.

Fixed price contracts may include either a product delivery or specific service performance throughout a period.  Revenue on fixed price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis.  For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues and associated contract costs are recognized upon product delivery and customer acceptance.

The Company’s contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company’s knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

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

Significant customers

Revenue generated from contracts with the federal government or prime contractors doing business with the federal government accounted for a significant percent of revenues in the fiscal quarters and six months ended June 28, 2003 and June 29, 2002.

	Percent of revenues
	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Department of Defense	52.8%	50.7%	52.6%	47.2%
Federal civilian agencies	40.3	43.7	40.8	45.5
Commercial entities	6.9	5.6	6.6	7.3
Total revenue	100.0%	100.0%	100.0%	100.0%

For the second quarter of 2003 as well as the second quarter of 2002, we had two contracts that generated more than 10% of our revenue.  Our C4I2SR contract with the U.S. Air Force Space Command represented approximately 21.1% and 24.9% of total revenue for the quarters ended June 28, 2003 and June 29, 2002, respectively.   Our National Visa Center contract with the Department of State represented approximately 14.8% and 10.8% of total revenue for the quarters ended June 28, 2003 and June 29, 2002, respectively.  For the first six months of 2003 as well as the first six months of 2002, these two contracts also represented the contracts which generated more than 10% of total revenue.  Our C4I2SR contract represented approximately 21.2% and 22.1% of total revenue for the six months ended June 28, 2003 and June 29, 2002, respectively.   Our National Visa Center contract represented approximately 14.6% and 11.1% of total revenue for the six months ended June 28, 2003 and June 29, 2002, respectively.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	June 28, 2003	December 28, 2002

Deferred loan costs	$1,093	$1,093
Accumulated amortization	(226)	(42)
	$867	$1,051

At the end of the quarter ended June 28, 2003 and the fiscal year ended December 28, 2002, we received advance payments of approximately $0 and $1,074,000, respectively, from a customer to purchase equipment to be used in a contract. This advance was reflected as deferred revenue as of December 28, 2002 in the accompanying consolidated balance sheet.

During the quarter ended June 28, 2003, we received an advanced payment of $67,000 from a customer for future work.  This advance was recorded as deferred revenue as of June 28, 2003 in the accompanying consolidated balance sheet.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and long-term debt. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at June 28, 2003 and December 28, 2002.

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS

No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 28, 2002 and has adopted the interim disclosure provisions for its financial reports for the quarter and six months ended June 28, 2003.

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net income (loss) - as reported	$1,609	$(1,195)	$3,098	$(465)

Add: total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards
	32	35	67	69
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards
	(48)	(35)	(420)	(290)
Net income (loss) - Pro forma	1,593	(1,195)	2,745	(686)

Dividends on redeemable cumulative preferred stock	—	557	—	1,090

Net income attributable to common stockholders - Pro forma	$1,593	$(1,752)	$2,745	$(1,776)

Basic earnings per common share - as reported	$0.19	$(0.67)	$0.37	$(0.59)

Diluted earnings per common share - as reported	0.19	(0.67)	0.37	(0.59)

Basic earnings per common share - Pro forma	0.19	(0.67)	0.33	(0.67)

Diluted earnings per common share - Pro forma	0.19	(0.67)	0.33	(0.67)

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

The following details the computation of net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net income (loss)	$1,609	$(1,195)	$3,098	$(465)
Dividends on redeemable cumulative preferred stock	—	557	—	1,090

Net income (loss) attributable to common stockholders – basic & diluted	$1,609	$(1,752)	$3,098	$(1,555)

Weighted average share calculation:

Basic & diluted weighted average shares outstanding	8,447	2,632	8,445	2,632

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. Management believes that the Company’s business practice does not require the application of FIN 46.

3.                                      Acquisitions:

On March 9, 2000, the Company purchased all of the outstanding common stock of System Technology Associates, Inc. for consideration of approximately $33.0 million in cash and $4.8 million in subordinated notes in a transaction accounted for as a purchase. The subordinated notes bear interest at the prime rate plus 2 percent with $3.8 million due in March 2001, subject to collection of certain accounts receivable, and $1.0 million due in March 2002. Approximately $4.3 million of the notes were repaid at maturity in March 2001 and 2002 and payments of approximately $343,000 of these notes had been withheld by the Company as of June 28, 2003 since certain accounts receivable have not been fully collected.

4.                                      Accounts receivable:

Accounts receivable consists of the following (in thousands):

	June 28, 2003	December 28, 2002

Billed accounts receivable	$13,234	$18,377
Unbilled accounts receivable:
Currently billable	11,711	11,926
Unbilled retainages and milestones payments expected to be billed within the next 12 months	3,093	2,054
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	629	640
Total unbilled accounts receivable	15,433	14,620
Allowance for doubtful accounts	(1,455)	(1,096)
Accounts receivable, net	$27,212	$31,901

The currently billable amounts included as unbilled accounts receivable as of June 28, 2003 represent amounts, which are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice produced.

Long-term unbilled accounts receivable of approximately $400,000 as of June 28, 2003 and December 28, 2002 are included in other assets in the accompanying consolidated balance sheets.

5.                                      Property and equipment:

Property and equipment consist of the following (in thousands):

	June 28, 2003	December 28, 2002
Computers and equipment	$5,947	$5,620
Software	1,852	1,810
Furniture and fixtures	1,285	1,216
Leasehold improvements	638	692
	9,722	9,338
Less—Accumulated depreciation and amortization	(5,560)	(4,796)
	$4,162	$4,542

Property and equipment includes assets financed under capital lease obligations of approximately $116,000 and $272,000, net of accumulated depreciation, as of June 28, 2003 and December 28, 2002, respectively.

Depreciation expense of approximately $0.5 million and $1.0 million and was recorded in the quarter and six months  ended June 28, 2003, respectively compared to $0.5 million and $1.0 million in the quarter and six months ended June 29, 2002, respectively.

6.                                      Accounts payable and accrued expenses:

Accounts payable and accrued expenses consists of the following (in thousands):

June 28, 2003

December 28, 2002

Accounts payable	$3,686	$6,660
Accrued compensation and benefits	5,438	5,216
Accrued interest	90	45
Other accrued liabilities	2,949	791
Accounts payable and accrued expenses	$12,163	$12,712

7.                                      Debt:

Debt consists of the following and is included in other current liabilities on the accompanying consolidated balance sheets (in thousands):

	June 28, 2003	December 28, 2002
Notes payable:
Indemnification note payable	$343	$480
Total debt	$343	$480

Our credit facility consists of a $35.0 million secured revolving credit arrangement.  As of June 28, 2003 and December 28, 2002, we have no borrowings outstanding under this credit facility.

8.                                      Commitments and contingencies:

Leases

As of June 28, 2003, the Company has noncancelable operating leases, primarily for real estate that expire over the next six years. Rental expense during the quarter and six months ended June 28, 2003 was approximately $1.3 million and $2.7 million, respectively compared to rental expense of approximately $1.2 million and $2.2 million during the quarter and six months ended June 29, 2002, respectively.

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

Stock option plans

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

In May 2002, the Company adopted the 2002 Stock Incentive Plan to grant stock options to purchase up to 1,700,000 shares of its common stock to its employees and employees of its affiliates.  In October 2002, the Company amended this amount to 1,600,000 shares of its common stock.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction the consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward- looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below,  elsewhere in this Form 10-Q and in the section entitled “Risk Factors” in our Form 10-K/A for the fiscal year ended December 28, 2002..   You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q.

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

•                  network and telecommunications engineering; and

•                  mission-critical outsourcing.

SI International is a pioneer in the area of Operational Architecture, or OA, which has emerged as an enabling technology to support defense transformation.  OA makes it possible to design complex C4I systems from the users’ perspective and then integrate the architectures of multiple systems so that the user can leverage shared information. OA also makes it possible to develop systems that enable effective joint force operations, improve situational awareness on the battlefield, and enhance the ability to respond to asymmetric threats.  Our OA efforts fall primarily within our Systems Engineering area of focus and our capabilities are at the forefront of this emerging discipline.

In the three and six months ended June 28, 2003, we received 93.1% and 93.4%, respectively of our revenues from services we provided to various departments and agencies of the federal government and 6.9% and 6.6%, respectively of our total revenues from work performed for commercial entities. In comparison, for the three and six months ended June 29, 2002, we received 94.4% and 92.7%, respectively of our revenues from services we provided to federal government agencies and 5.6% and 7.3%, respectively of total revenues from work performed for commercial entities.  The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense includes revenue generated from work performed under engagements for both the Department of Defense and the intelligence community.

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Department of Defense	52.8%	50.7%	52.6%	47.2%
Federal civilian agencies	40.3%	43.7%	40.8%	45.5%
Commercial entities	6.9%	5.6%	6.6%	7.3%

Total revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Prime contract revenue	83.4%	82.4%	83.0%	81.1%
Subcontract revenue	16.6%	17.6%	17.0%	18.9%

Total revenue	100.0%	100.0%	100.0%	100.0%

Our services are provided under three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Cost reimbursable	37.9%	43.2%	37.4%	40.1%
Time and materials	35.6%	41.1%	37.2%	43.8%
Fixed price	26.5%	15.7%	25.4%	16.1%

Total	100.0%	100.0%	100.0%	100.0%

Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract, and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. In general, cost reimbursable contracts are the least profitable of our government contracts. In the three and six months ended June 28, 2003, 37.9% and 37.4%, respectively, of our revenues were derived from cost reimbursable contracts.  In the three and six months ended June 29, 2002, 43.2% and 40.1%, respectively, of our revenues were derived from cost reimbursable contracts.

Under time and materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time and materials contract are higher or lower than the billing rates under the contract, our profit under the contract may either be greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time and materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts. In the three and six months ended June 28, 2003, 35.6% and 37.2%, respectively, of our revenues were derived from time and materials contracts.  In the three and six months ended June 29, 2002, 41.1% and 43.8%, respectively, of our revenues were derived from time and material contracts.

Under fixed price contracts, we perform specific tasks for a fixed price. Compared to cost reimbursable and time and materials contracts, fixed price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed price contracts may include either a product delivery or specific service performance over a defined period.  Revenue on fixed price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis.  These contracts are generally less than six months in duration.  For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.  In the three and six months ended June 28, 2003, 26.5% and 25.4%, respectively, of our revenues were derived from fixed price contracts.   In the three and six months ended June 29, 2002, 15.7% and 16.1%, respectively, of our revenues were derived from fixed price contracts.

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

Approximately 3.5% of our revenue recognized during the six months ended June 28, 2003 will become subject to competitive bids prior to the end of the government fiscal 2003.  In comparison, 14.8% of our revenue recognized during the six months ended June 29, 2002 was derived from contracts that we expected to become subject to competitive bids prior to the end of government fiscal 2002, which corresponds to the third quarter of fiscal 2002.  We actively monitor our relationships with our clients during our engagements, as well as the quality of the service we provide, to assist in our efforts to win recompetition bids. In addition, we strive to maintain good relationships with a wide variety of government contractors.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percent of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	59.6	61.7	60.1	59.5
Indirect costs	32.3	39.3	32.1	37.2
Depreciation	1.2	1.5	1.2	1.5
Amortization	—	—	—	—
Total operating expenses	93.1	102.5	93.4	98.2
Income (loss) from operations	6.9	(2.5)	6.6	1.8

Interest expense	(0.4)	(1.9)	(0.4)	(2.0)
Minority interests	—	(0.1)	—	(0.1)
Change in fair value of put warrants	—	(0.9)	—	(0.6)
Income (loss) before provision for (benefit from) income taxes	6.5	(5.4)	6.2	(0.9)
Provision for (benefit from) income taxes	2.6	(1.9)	2.5	(0.2)
Net income (loss)	3.9%	(3.5% )	3.7%	(0.7% )

Three months ended June 28, 2003 compared with three months ended June 29, 2002

Revenue.  For the three months ended June 28, 2003, our revenues increased 15.0% to $40.7 million from $35.4 million for the three months ended June 29, 2002. Revenues from work under federal government contracts increased 13.4% to $37.9 million for the three months ended June 28, 2003 from $33.4 million for the three months ended June 29, 2002. This increase was primarily attributable to increased activity in our outsourcing, learning and network solutions services.  Commercial revenues increased 40.5% to $2.8 million in the three months ended June 28, 2003 from $2.0 million in the three months ended June 29, 2002.  The increase was attributable to increased activity in our support to the pharmaceutical industry.

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended June 28, 2003, direct costs increased 11.0% to $24.3 million from $21.9 million for the three months ended June 29, 2002. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 59.6% for the three months ended June 28, 2003 as compared to 61.7% for the three months ended June 29, 2002.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended June 28, 2003, indirect costs decreased 5.4% to $13.2 million from $13.9 million for the three months ended June 29, 2002.  This decrease was attributable primarily to indirect cost savings initiatives.  As a percentage of revenue, indirect costs were 32.3% for the three months ended June 28, 2003 as compared to 39.3% for the three months ended June 29, 2002.

Depreciation. For the three months ended June 28, 2003, depreciation expense decreased 5.6% to $0.49 million from $0.52 million for the three months ended June 29, 2002.  This decrease was attributable primarily to reduced levels of capital expenditures and the disposal of certain assets made in connection with a facility relocation. As a percentage of revenue, depreciation expense was 1.2% for the three months ended June 28, 2003 compared to 1.5% for the three months ended June 29, 2002.

Income from operations.  For the three months ended June 28, 2003, income from operations increased 416.5% to $2.8 million from a $0.9 million loss for the three months ended June 29, 2002. This increase was attributable primarily to increased revenues, gross margin improvement and indirect cost savings.  As a percentage of revenue, income from operations was 6.9% for the three months ended June 28, 2003 compared to (2.5%) for the three months ended June 29, 2002.

Interest expense.  Interest expense declined 77.8% to $0.15 million for the three months ended June 28, 2003 from $0.66 million for the three months ended June 29, 2002. This decline was attributable primarily to the repayment of debt with proceeds generated from the Company’s initial public offering. As a percentage of revenue, interest expense was 0.4% for the three months ended June 28, 2003 as compared to 1.9% for the three months ended June 29, 2002.  Interest expense included $91,300 and $43,800 of amortization of deferred financing costs for the second quarters of 2003 and 2002, respectively.

Provision for/benefit from income taxes.  The provision for income tax was $1.1 million in the three months ended June 28, 2003, compared to a benefit of $0.7 million for the three months ended June 29, 2002.   For the three months ended June 28, 2003, we have recorded an expense for income tax, which reflects an effective rate of 39.5%.  For the three months ended June 29, 2002, the effective tax rate was greater than the federal statutory rate of 34% due primarily to the effect of state income taxes and put warrants.

Six months ended June 28, 2003 compared with six months ended June 29, 2002

Revenue.  For the six months ended June 28, 2003, our revenues increased 19.1% to $82.0 million from $68.9 million for the six months ended June 29, 2002. Revenues from work under federal government contracts increased 20.1% to $76.6 million for the six months ended June 28, 2003 from $63.8 million for the six months ended June 29, 2002. This increase was attributable primarily to increased activities in our outsourcing, learning and network solutions services.  Commercial revenues increased 6.4% to $5.4 million in the six months ended June 28, 2003 from $5.0 million in the six months ended June 29, 2002.  The increase was attributable primarily to increased activity in our support to the pharmaceutical industry during the second quarter of 2003.

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the six months ended June 28, 2003, direct costs increased 20.2% to $49.3 million from $41.0 million for the six months ended June 29, 2002. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 60.1% for the six months ended June 28, 2003 as compared to 59.5% for the six months ended June 29, 2002.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the six months ended June 28, 2003, indirect costs increased 2.7% to $26.3 million from $25.6 million for the six months ended June 29, 2002.  The increase was attributable primarily to increased revenue, partially offset by indirect cost increases.  As a percentage of revenue, indirect costs were 32.1% for the six months ended June 28, 2003 as compared to 37.2% for the six months ended June 29, 2002.

Depreciation. For the six months ended June 28, 2003 and June 29, 2002, depreciation expense was $1.0 million.  As a percentage of revenue, depreciation expense was 1.2% for the six months ended June 28, 2003 compared to 1.5% for the six months ended June 29, 2002.

Income from operations.  For the six months ended June 28, 2003, income from operations increased 340.7% to $5.4 million from $1.2 million for the six months ended June 29, 2002. This increase was attributable primarily to the  higher revenue, partially offset by indirect cost increases.  As a percentage of revenue, income from operations was 6.6% for the six months ended June 28, 2003 compared to 1.8% for the six months ended June 29, 2002.

Interest expense.  Interest expense declined 77.3% to $0.31 million for the six months ended June 28, 2003 from $1.35 million for the six months ended June 29, 2002. This decline was attributable primarily to the repayment of debt with proceeds generated from the Company’s initial public offering. As a percentage of revenue, interest expense was 0.4% for the six months ended June 28, 2003 as compared to 2.0% for the six months ended June 29, 2002.  Interest expense included $188,000 and $87,500 of amortization of deferred financing costs for the six months ended June 28, 2003 and June 29, 2002, respectively.

Provision for/benefit from income taxes.  The provision for income tax was $2.0 million in the six months ended June 28, 2003, compared to a benefit of $0.1 million for the six months ended June 29, 2002.   For the six months ended June 28, 2003, we have recorded an expense for income tax, which reflects an effective rate of 39.5%.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We rely on cash flow from operations, borrowings under our credit facility and the sale of common stock to provide for our cash needs.

Net cash provided by (used in) operations was $9.0 million for the six months ended June 28, 2003 compared with $3.8 million for the six months ended June 29, 2002.  Cash provided by operations in the six months ended June 28, 2003 was attributable to net income of $3.1 million, depreciation, amortization and other non-cash items of $1.4 million, decrease in working capital and other operating assets and liabilities of $4.5 million. Cash provided by operations in the six months ended June 29, 2002 was attributable to a net loss of $0.5 million, non-cash items of $1.7 million and a decrease in working capital and other operating assets and liabilities of $2.6 million.

Cash used in investing activities was $0.8 million for the six months ended June 28, 2003 and June 29, 2002.  For both six months ended June 28, 2003 and June 29, 2002, our investing activities were primarily attributed to the purchase of capital assets.

Cash used in financing activities was $2.4 million for the six months ended June 28, 2003, compared with $2.2 million for the six months ended June 29, 2002.  Cash used in financing activities for the six months ended June 28, 2003 was attributable to repayments for notes and leases of $0.2 million repayment of bank overdrafts of $2.2 million.  Cash used in financing activities in the six months ended June 29, 2002 was primarily attributable to the repayment of a contingency note in the amount of $0.9 million to the seller related to the acquisition of SI Engineering and the repayment of long-term debt and other items of $1.3 million.

Cash and cash equivalents as of June 28, 2003 and June 29, 2002 were $16.6 million and $1.2 million, respectively.

We maintain a $35.0 million secured revolving credit facility.  As of June 28, 2003 we did not have any borrowings under the credit facility.

 For the six months ended June 28, 2003 as well as the six months ended June 29, 2002, we had two contracts that generated more than 10% of our revenue.  Our C4I2SR contract with the U.S. Air Force Space Command represented approximately 21.2% and 22.1% of total revenue for each of the six months ended June 28, 2003 and June 29, 2002, respectively.   Our National Visa Center contract with the Department of State represented approximately 14.6% and 11.1% of total revenue for the six months ended June 28, 2003 and June 29, 2002, respectively.

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

For cost reimbursable contracts with fixed fees and our fixed price contracts, we estimate the applicable fees earned as costs are incurred or services are provided. This process requires estimation of the contemplated level of effort to accomplish the tasks under contract, the cost of the effort and ongoing assessment towards completing the contract. We utilize a number of management processes to monitor contract performance and revenue estimates, including monthly in-process reviews. For cost reimbursable contracts with performance-based fees, we estimate the applicable fees earned based on historical experience and performance evaluations from our customers. For fixed price contracts, which are based on unit pricing, we recognize revenue for the number of units delivered in any given fiscal period.  For fixed price contracts, which are based on the proportionate performance method and involve a specified number of similar acts, we recognize revenue based on the proportion of those acts completed compared to the number of total specified acts per the contract.  For fixed price contracts, which are based on the proportionate performance method and involve a specified number of defined but not similar acts, we recognize revenue based on the proportion of the project’s percentage total costs incurred  compared to the estimated total costs associated with the entire transaction.  Occasionally, facts may develop that require revisions to estimated total costs or revenues expected. The cumulative effect of any such revisions is recorded in the period in which the facts requiring the revision become known. The full amount of anticipated losses on any contract type are recognized in the period in which they become known.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters To a Vote of Security Holders

During the fiscal quarter ended June 28, 2003, we submitted certain matters to a vote of our stockholders through the notice of annual meeting of stockholders and the solicitation of proxies related thereto.  The proxy materials related to the Registrant’s Annual Meeting of Stockholders were distributed and the annual meeting of stockholders was held on June 6, 2003.  As of the record date prior to such meeting, 8,447,162 shares of the Registrant’s common stock were outstanding and entitled to vote at the meeting.  At the Annual Stockholders meeting on June 6, 2003, 7,152,009 shares of the Registrant’s common stock were present in person or by proxy, representing 84.6% of the outstanding shares of common  stock of the Registrant.  The following sets forth the matters presented for a vote by the stockholders and the votes cast for, withheld, abstained, and broker non-votes:

Matter		Votes For	Votes Withheld	Abstentions	Broker Non-Votes
(1)	Election of Mr. Charles Bowsher as a Class I director with a term serving until the 2006 Annual Meeting	7,136,869	15,140	0	0
(2)	Election of Dr. Walter J. Culver as a Class I director with a term serving until the 2006 Annual Meeting	7,136,869	15,140	0	0
(3)	Election of Mr. Edward Sproat as a Class I director with a term serving until the 2006 Annual Meeting	7,136,869	15,140	0	0
(4)	Ratification of the appointment of Ernst & Young LLP as our independent accountants for the current fiscal year	7,142,269	0	1,900	0

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Documents filed as part of this Report

	1.	Financial Statements

		A.	Consolidated Balance Sheets as of June 28, 2003 and December 28, 2002
		B.	Consolidated Statements of Operations for the three and six months ended June 28, 2003 and June 29, 2002
		C.	Consolidated Statements of Stockholders’ Equity for the three and six months ended June 28, 2003 and June 29, 2002
		D.	Consolidated Statements of Cash Flows for the six months ended June 28, 2003 and June 29, 2002
		E.	Notes to Consolidated Financial Statements

	2.	Supplementary Financial Data.
None.

	3.	Exhibits.

EXHIBIT NO.	DESCRIPTION
3.1*	Second Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws, as amended
4.1*	Registration Rights Agreement, as amended
4.2*	Specimen Certificate of our common stock
4.3*	Stock Purchase Agreement, as amended
4.4*	Amendment to Stock Purchase Agreements
10.1*	Form of 2002 Stock Incentive Plan
10.2*	January 2001 Nonqualified Stock Option Plan
10.3*	SI International, Inc. 2001 Service Award Stock Option Plan
10.4*	1998 Stock Option Plan
10.5**	Credit Agreement
10.6*	Executive Employment Agreement with S. Bradford Antle
10.7*	Executive Employment Agreement with Walter J. Culver
10.8*	Executive Employment Agreement with Thomas E. Dunn
10.9*	Executive Employment Agreement with Thomas E. Lloyd
10.10*	Executive Employment Agreement with Ray J. Oleson
10.11*	Form of Indemnification Agreement
31.1	Certification of CEO pursuant to Rule 302
31.2	Certification of CFO pursuant to Rule 302
32.1	Certification of Chief Executive Officer pursuant to Rule 906
32.2	Certification of Chief Financial Officer pursuant to Rule 906

* Incorporated by reference herein from Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-87964) as declared effective by the Commission on November 8, 2002.

**Incorporated by reference herein from the Registrant’s Current Report on Form 8-K filed on November 18, 2002.

(b)  Reports on Form 8-K

•                       Current Report on Form 8-K dated March 31, 2003 containing Regulation FD disclosure and announcing that the Company was not selected for award of a contract on the Western Range Operations Communication and Information procurement issued by the U.S. Air Force.  The Company was not the incumbent on this contract and the announcement indicated that, as of the date of the filing, the development did not affect the Company’s prior earnings guidance for the first quarter and full year 2003.

•                       Current Report on Form 8-K dated April 29, 2003, containing Regulation FD disclosure and announcing financial results for the Company’s fiscal first quarter ended March 29, 2003 as well as its earnings guidance for the second quarter of fiscal 2003.

•                       Current Report on Form 8-K dated April 29, 2003, containing Regulation FD disclosure and setting forth materials related to the Company to be distributed to its investors or potential investors.

(c)  Exhibits.  The exhibits required by this item are listed under Item 6(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2003.

SI INTERNATIONAL, INC.

/s/

Thomas E. Dunn Executive Vice President and Chief Financial Officer