Form 10-Q
period 2003-09-27
SI INTERNATIONAL INC
filed 2003-11-12
CIK 1143363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 27, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-50080

SI International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2127278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12012 Sunset Hills Road Reston, Virginia	20190-5869
(Address of principal executive offices)	(Zip Code)

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
☐  Yes    ☒  No

As of November 3, 2003, there were 8,447,578 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 27, 2003	December 28, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,546	$10,856
Accounts receivable, net	30,979	31,901
Other current assets	2,970	3,741
Total current assets	56,495	46,498
Property and equipment, net	4,016	4,542
Goodwill and assembled workforce, net	39,829	39,829
Other assets	1,185	1,446
Total assets	$101,525	$92,315
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,425	$12,712
Deferred revenue	1,149	1,074
Other current liabilities	1,463	2,775
Total current liabilities	20,037	16,561
Other long-term liabilities	2,327	1,777
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 8,447,519 and 8,439,741 shares issued and outstanding as of September 27, 2003 and December 28, 2002, respectively	85	85
Additional paid-in capital	75,652	75,682
Deferred compensation	(372)	(509)
Retained earnings (accumulated deficit)	3,796	(1,281)
Total stockholders’ equity	79,161	73,977
Total liabilities and stockholders’ equity	$101,525	$92,315

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Revenue	$42,082	$38,378	$124,130	$107,248
Costs and expenses:
Direct costs	25,837	24,427	75,127	65,428
Indirect costs, including $33 and $35 of non-cash stock-based compensation in fiscal quarters ended Sept. 27, 2003 and Sept. 28, 2002, respectively and $100 and $103 in the nine months ended Sept. 27, 2003 and Sept. 28, 2002, respectively	12,318	10,838	38,648	36,479
Depreciation and Amortization	497	523	1,495	1,519
Total operating expenses	38,652	35,788	115,270	103,426
Income from operations	3,430	2,590	8,860	3,822
Interest expense	(161)	(659)	(469)	(2,013)
Minority interests	—	(41)	—	(118)
Change in fair value of put warrants	—	1,031	—	640
Income before provision for income taxes	3,269	2,921	8,391	2,331
Provision for income taxes	1,290	819	3,314	694
Net income	1,979	2,102	5,077	1,637
Dividends on redeemable cumulative preferred stock	—	591	—	1,681
Net income (loss) attributable to common stockholders	$1,979	$1,511	$5,077	($44)

Earnings (loss) per common share:
Basic net income (loss) per common share	$0.23	$0.57	$0.60	$(0.02)

Diluted net income (loss) per common share	$0.23	$0.17	$0.60	$(0.02)

Basic weighted-average shares outstanding	8,447	2,632	8,446	2,632
Diluted weighted-average shares outstanding	8,612	2,779	8,457	2,632

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Nine Months Ended

	Sept. 27, 2003	Sept. 28, 2002
Cash flows from operating activities:
Net income	$5,077	$1,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,495	1,519
Loss on disposal of fixed assets	178	—
Stock-based compensation	100	103
Amortization of deferred financing costs and debt discount	286	224
Change in fair value of put warrants	—	(640)
Minority interests	—	118
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	922	489
Other current assets	770	(1,917)
Other assets	(25)	1,181
Accounts payable and accrued expenses	4,712	2,635
Other current liabilities	986	—
Deferred revenue	75	207

Other long term liabilities	545	290
Net cash provided by operating activities	15,121	5,846
Cash flows from investing activities:
Purchase of property and equipment	(1,025)	(1,117)
Net cash used in investing activities	(1,025)	(1,117)
Cash flows from financing activities:
Proceeds from issuance of common stock	8	—
Repayments of (proceeds from) bank overdrafts	(2,201)	2
Borrowings under line of credit	—	62,179
Repayments of line of credit	—	(63,941)
Repayments of notes payable	(137)	(900)
Repayments of long-term debt and borrowings from stockholders	—	(950)
Repayments of capital leases	(76)	(125)
Net cash used in financing activities	(2,406)	(3,735)
Net increase in cash and cash equivalents	11,690	994
Cash and cash equivalents, beginning of period	10,856	470
Cash and cash equivalents, end of period	$22,546	$1,464
Supplemental disclosures of cash flow information:
Cash payments for interest	$242	$1,426
Cash payments for income taxes	$2,338	$1,640
Purchases of assets under capital lease	$122	—

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003. For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K/A for the year ended December 28, 2002.

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

The balances of checks that the Company had written, but that had not yet been presented to the bank for payment were $0 and $2.2 million at September 27, 2003 and December 28, 2002, respectively.  These balances have been classified in other current liabilities in the accompanying consolidated balance sheets.

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

Significant customers

Revenue generated from contracts with the federal government or prime contractors doing business with the federal government accounted for a significant percent of revenues in the fiscal quarters and nine months ending September 27, 2003 and September 28, 2002.

	Percent of revenues
	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Department of Defense	55.7%	52.0%	53.7%	48.9%
Federal civilian agencies	37.9	42.1	39.8	44.3
Commercial entities	6.4	5.9	6.5	6.8
Total revenue	100.0%	100.0%	100.0%	100.0%

For the third quarter of 2003 as well as the third quarter of 2002, we had two contracts that generated more than 10% of our revenue.  Our C4I2SR contract with the U.S. Air Force Space Command represented approximately 24.6% and 25.4% of total revenue for the quarters ended September 27, 2003 and September 28, 2002, respectively.   Our National Visa Center contract with the Department of State represented approximately 13.6% and 10.4% of total revenue for the quarters ended September 27, 2003 and September 28, 2002, respectively.  For the nine months of 2003 as well as the first nine months of 2002, these two contracts also represented the contracts which generated more than 10% of total revenue.  Our C4I2SR contract represented approximately 22.4% and 23.3% of total revenue for the nine months ended September 27, 2003 and September 28, 2002, respectively.   Our National Visa Center contract represented approximately 14.3% and 10.9% of total revenue for the nine months ended September 27, 2003 and September 28, 2002, respectively.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	September 27, 2003	December 28, 2002

Deferred loan costs	$1,120	$1,093
Accumulated amortization	(328)	(42)
	$792	$1,051

Deferred revenue

At the end of the quarter ended September 27, 2003 and the fiscal year ended December 28, 2002, we received advance payments of approximately $1.1 million from a customer to purchase equipment to be used in a contract. The advances were reflected as deferred revenue as of September 27, 2003 and December 28, 2002 in the accompanying consolidated balance sheets.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at September 27, 2003 and December 28, 2002.

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 28, 2002 and has adopted the interim disclosure provisions for its financial reports for the quarter and nine months ended September 27, 2003.

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Net income - as reported	$1,979	$2,102	$5,077	$1,637
Add: total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards
	33	35	100	103
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards	(114)	(57)	(534)	(360)

Net income - Pro forma	1,898	2,080	4,643	1,380

Dividends on redeemable preferred stock	—	591	—	1,681

Net income (loss) attributable to common stockholders - Pro forma	1,898	1,489	4,643	(301)

Basic earnings (loss) per share - as reported	0.23	0.57	0.60	(0.02)

Diluted earnings (loss) per share - as reported	0.23	0.17	0.60	(0.02)

Basic earnings (loss) per share - Pro forma	0.23	0.57	0.55	(0.11)

Diluted earnings (loss) per share - Pro forma	0.22	0.16	0.55	(0.11)

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

The following details the computation of net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Net Income	$1,979	$2,102	$5,077	$1,637
Less: Dividends on redeemable cumulative preferred stock	—	591	—	1,681

Net Income (loss) attributable to common stockholders – Basic	1,979	1,511	5,077	(44)
Diluted effect of change in value of put warrants	—	1,031	—	—
Net Income (loss) attributable to common stockholders – Diluted	1,979	480	5,077	(44)

Weighted average share calculation:

Basic weighted average share outstanding	8,447	2,632	8,446	2,632
Treasury stock effect of stock options	165	39	11	—
Treasury stock effect of put warrants	—	108	—	—

Diluted weighted average shares outstanding	8,612	2,779	8,457	2,632

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year.

New accounting pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company does not expect adoption of FIN 45 to have a material effect on its financial condition, results of operations or liquidity.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46).”  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The Company does not expect adoption of FIN 46 to have a material effect on its financial condition, results of operations or liquidity.

3.                                      Acquisitions:

On March 9, 2000, the Company purchased all of the outstanding common stock of System Technology Associates, Inc. for consideration of approximately $33.0 million in cash and $4.8 million in subordinated notes in a transaction accounted for as a purchase. The subordinated notes bear interest at the prime rate plus 2 percent with $3.8 million due in March 2001, subject to collection of certain accounts receivable, and $1.0 million due in March 2002. Approximately

$4.3 million of the notes were repaid at maturity in March 2001 and 2002 and payments of approximately $343,000 of these notes had been withheld by the Company as of September 27, 2003 since certain accounts receivable have not been fully collected.

4.                                      Accounts receivable:

Accounts receivable consists of the following (in thousands):

	September 27, 2003	December 28, 2002

Billed accounts receivable	$15,667	$18,377
Unbilled accounts receivable:
Currently billable	13,918	11,926
Unbilled retainages and milestones payments expected to be billed within the next 12 months	2,054	2,054
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	795	640
Total unbilled accounts receivable	16,767	14,620
Allowance for doubtful accounts	(1,455)	(1,096)
Accounts receivable, net	$30,979	$31,901

The currently billable amounts included as unbilled accounts receivable as of September 27, 2003 represent amounts, which are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

Long-term unbilled accounts receivable of approximately $400,000 as of September 27, 2003 and December 28, 2002 are included in other assets in the accompanying consolidated balance sheets.

5.                                      Property and equipment:

Property and equipment consist of the following (in thousands):

	September 27, 2003	December 28, 2002
Computers and equipment	$6,217	$5,620
Software	1,852	1,810
Furniture and fixtures	1,328	1,216
Leasehold improvements	661	692
	10,058	9,338
Less—Accumulated depreciation and amortization	(6,042)	(4,796)
	$4,016	$4,542

Property and equipment includes assets financed under capital lease obligations of approximately $209,000 and $272,000, net of accumulated depreciation, as of September 27, 2003 and December 28, 2002, respectively.

Depreciation expense of approximately $0.5 million and $1.5 million was recorded in the quarter and nine months ended September 27, 2003, respectively, compared to $0.5 million and $1.5 million in the quarter and nine months ended September 28, 2002, respectively.

6.                                      Accounts payable and accrued expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

September 27, 2003

December 28, 2002

Accounts payable	$7,626	$6,660
Accrued compensation and benefits	7,009	5,216
Accrued interest	90	45
Other accrued liabilities	2,700	791
Accounts payable and accrued expenses	$17,425	$12,712

7.                                      Debt:

Debt, which is included in other current liabilities in the accompanying balance sheet, consists of the following (in thousands):

	September 27, 2003	December 28, 2002
Notes payable:
Indemnification note payable	$343	$480
Total debt	$343	$480

Our credit facility consists of a $35.0 million secured revolving credit arrangement.  As of September 27, 2003, we had no borrowings outstanding under this credit facility.

8.                                      Commitments and contingencies:

Leases

As of September 27, 2003, the Company had noncancelable operating leases, primarily for real estate, that expire over the next ten years. Rental expense during the quarter and nine months ended September 27, 2003 was approximately $1.3 million and $4.0 million, respectively, compared to rental expense of approximately $1.1 million and $3.3 million during the quarter and nine months ended September 28, 2002, respectively.

Contract cost audits

Payments to the Company on government cost reimbursable contracts are based on provisional, or estimated indirect rates, which are subject to audit on an annual basis by the Defense Contract Audit Agency (DCAA). The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional rates, may create an additional receivable or liability for the Company. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at provisional rates unless collectibility is reasonably assured for costs incurred at higher rates. To the extent the indirect rate differential creates a liability for the Company, the differential is recognized as a reduction to revenue when identified.

Litigation and claims

We are not currently a party to any litigation or legal proceedings. We may become involved in legal and governmental, administrative or contractual proceedings in the future.

9.                                      Stockholders’ equity:

Stock option plan

In December 1998, the Company adopted the 1998 Stock Option Plan to grant stock options to directors, consultants, executives, and other key employees of the Company. The Company may grant stock options to purchase up to 222,727 shares of its common stock.  No additional grants will be made under this plan.

In January 2001, the Company adopted the January 2001 Nonqualified Stock Option Plan. Under the plan, the Company may grant stock options to directors, consultants, executives and other key employees of the Company and its affiliates to purchase its common stock. The Company may grant stock options to purchase up to 35,056 shares of its common stock.  No additional grants will be made under this plan.

In March 2001, the Company adopted the 2001 Service Award Stock Option Plan to grant stock options to purchase up to 16,179 shares of its common stock to its employees and employees of its affiliates.  No additional grants will be made under this plan.

In May 2002, the Company adopted the 2002 Stock Incentive Plan to grant stock options to purchase up to 1,700,000 shares of its common stock to its employees and employees of its affiliates.  In October 2002, the Company amended this amount to 1,600,000 shares of its common stock.  The terms of the 2002 Stock Incentive Plan state that this ceiling of 1,600,000 shares of common stock shall automatically increase at the beginning of each fiscal year by a number of shares equal to the lesser of 160,000 shares of common stock and an amount determined by the Company’s Board of Directors.  Through the date of this report, the Company’s Board of Directors has not authorized any increase to the number of shares allocated to the 2002 Stock Incentive Plan.  Therefore, the current number of shares of the Company’s common stock allocated to this plan remains 1,600,000.  As of September 27, 2003, the Company had issued 867,310 stock options under the 2002 Stock Incentive Plan against a ceiling of 1,600,000 shares of common stock authorized under this plan.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward- looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below,  elsewhere in this Form 10-Q and in the section entitled “Risk Factors” in our Form 10-K/A for the fiscal year ended December 28, 2002.   You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q.

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

References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

Overview

We are a provider of information technology and network solutions primarily to the federal government. Our clients include the U.S. Air Force Space Command, U.S. Army, the Department of State, the Immigration and Naturalization Service, which has now transitioned to become the Bureau of Citizenship and Immigration Services in the Department of Homeland Security, and the intelligence community. In addition, we provide our services to a small number of commercial entities. We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, to assist our clients in achieving their missions. Our service offerings focus primarily on our clients’ mission-critical needs in the areas of:

•                  information technology applications;

•                  systems engineering;

•                  network and telecommunications engineering; and

•                  mission-critical outsourcing.

In the three and nine months ended September 27, 2003, we received 93.6% and 93.5%, respectively, of our revenues from services we provided to various departments and agencies of the federal government and 6.4% and 6.5%, respectively of our total revenues from work performed for commercial entities. In comparison, for the three and nine months ended September 28, 2002, we received 94.1% and 93.2%, respectively of our revenues from services we provided to federal government agencies and 5.9% and 6.8%, respectively of total revenues from work performed for commercial entities.  The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense includes revenue generated from work performed under engagements for both the Department of Defense and the intelligence community.

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Department of Defense	55.7%	52.0%	53.7%	48.9%
Federal civilian agencies	37.9%	42.1%	39.8%	44.3%
Commercial entities	6.4%	5.9%	6.5%	6.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Prime contract revenue	85.0%	84.4%	83.7%	82.3%
Subcontract revenue	15.0%	15.6%	16.3%	17.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our services are provided under three types of contracts: cost reimbursable, time and materials, and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Cost reimbursable	40.4%	42.2%	38.4%	40.9%
Time and materials	32.4%	41.8%	35.6%	43.1%
Fixed price	27.2%	16.0%	26.0%	16.0%
Total	100.0%	100.0%	100.0%	100.0%

Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract, and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. In general, cost reimbursable contracts are the least profitable of our government contracts. In the three and nine months ended September 27, 2003, 40.4% and 38.4%, respectively, of our revenues were derived from cost reimbursable contracts.  In the three and nine months ended September 28, 2002, 42.2% and 40.9%, respectively, of our revenues were derived from cost reimbursable contracts.

Under time and materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time and materials contract are higher or lower than the billing rates under the contract, our profit under the contract may either be greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time and materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts. In the three and nine months ended September 27, 2003, 32.4% and 35.6%, respectively, of our revenues were derived from time and materials contracts.  In the three and nine months ended September 28, 2002, 41.8% and 43.1%, respectively, of our revenues were derived from time and material contracts.

Under fixed price contracts, we perform specific tasks for a fixed price. Compared to cost reimbursable and time and materials contracts, fixed price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed price contracts may include either a product delivery or specific service performance over a defined period.  Revenue on fixed price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis.  These contracts are generally less than six months in duration.  For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.  In the three and nine months ended September 27, 2003, 27.2% and 26.0%, respectively, of our revenues were derived from fixed price contracts.   In the three and nine months ended September 28, 2002, 16.0% and 16.0%, respectively, of our revenues were derived from fixed price contracts.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percent of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	61.3	63.7	60.5	61.0
Indirect costs	29.3	28.2	31.1	34.0
Depreciation	1.2	1.4	1.2	1.4
Amortization	—	—	—	—
Total operating expenses	91.8	93.3	92.8	96.4
Income from operations	8.2	6.7	7.2	3.6
Other income (expense)	—	—	—	—
Interest expense	(0.4)	(1.7)	(0.4)	(1.9)
Minority interests	—	(0.1)	—	(0.1)
Change in fair value of put warrants	—	2.7	—	0.6
Income before provision for income taxes	7.8	7.6	6.8	2.2
Provision for income taxes	3.1	2.1	2.7	0.6
Net income	4.7%	5.5%	4.1%	1.6%

Three months ended September 27, 2003 compared with three months ended September 28, 2002

Revenue.  For the three months ended September 27, 2003, our revenues increased 9.6% to $42.1 million from $38.4 million for the three months ended September 28, 2002. Revenues from work under federal government contracts increased 9.0% to $39.4 million for the three months ended September 27, 2003 from $36.1 million for the three months ended September 28, 2002. This increase was primarily attributable to increased activity in our outsourcing, learning and network solutions services.  Commercial revenues increased 20.5% to $2.7 million in the three months ended September 27, 2003 from $2.3 million in the three months ended September 28, 2002.  The increase was attributable to increased activity in our support to the pharmaceutical industry.

Direct costs.  Direct costs include direct labor costs and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended September 27, 2003, direct costs increased 5.8% to $25.8 million from $24.4 million for the three months ended September 28, 2002. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 61.3% for the three months ended September 27, 2003 as compared to 63.7% for the three months ended September 28, 2002.

Indirect costs.  Indirect costs include costs associated with facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended September 27, 2003, indirect costs increased 13.7% to $12.3 million from $10.8 million for the three months ended September 28, 2002.  This increase was attributable primarily to increases in fringe benefits and other personnel related costs.  As a percentage of revenue, indirect costs were 29.3% for the three months ended September 27, 2003 as compared to 28.2% for the three months ended September 28, 2002.

Depreciation. For the three months ended September 27, 2003, depreciation expense decreased 5.0% to $0.50 million from $0.52 million for the three months ended September 28, 2002.  This decrease was attributable primarily to reduced levels of capital expenditures and the disposal of certain assets made in connection with a facility relocation. As a percentage of revenue, depreciation expense was 1.2% for the three months ended September 27, 2003 compared to 1.4% for the three months ended September 28, 2002.

Income from operations.  For the three months ended September 27, 2003, income from operations increased 32.4% to $3.4 million from $2.6 million for the three months ended September 28, 2002. This increase was attributable primarily to increased revenues and gross margin improvement.  As a percentage of revenue, income from operations was 8.2% for the three months ended September 27, 2003 compared to 6.7% for the three months ended September 28, 2002.

Interest expense.  Interest expense declined 75.6% to $0.16 million for the three months ended September 27, 2003 from $0.66 million for the three months ended September 28, 2002. This decline was attributable primarily to the repayment of debt with proceeds generated from the Company’s initial public offering. As a percentage of revenue, interest expense was 0.4% for the three months ended September 27, 2003 as compared to 1.7% for the three months ended September 28, 2002.  Interest expense included approximately $98,000 and $46,000 of amortization of deferred financing costs for the three months ended September 27, 2003 and September 28, 2002, respectively.

Provision for/benefit of  income taxes.  The provision for income tax was $1.3 million in the three months ended September 27, 2003, compared to $0.8 million for the three months ended September 28, 2002.   For the three months ended September 27, 2003, we have recorded an expense for income tax, which reflects an effective rate of 39.5%, due to a higher effective state tax rate and certain nondeductible expenses incurred.  For the three months ended September 28, 2002, the effective tax rate was less than the federal statutory rate of 34% due primarily to the effect of state income taxes and put warrants.

Nine months ended September  27, 2003 compared with nine months ended September  28, 2002

Revenue.  For the nine months ended September 27, 2003, our revenues increased 15.7% to $124.1 million from $107.2 million for the nine months ended September 28, 2002. Revenues from work under federal government contracts increased 16.1% to $116.0 million for the nine months ended September 27, 2003 from $99.9 million for the nine months ended September 28, 2002. This increase was attributable primarily to increased activities in our outsourcing, learning, consulting and network solutions services.  Commercial revenues increased 10.7% to $8.1 million in the nine months ended September 27, 2003 from $7.3 million in the nine months ended September 28, 2002.  The increase was attributable primarily to increased activity in our support to the pharmaceutical industry.

Direct costs.  Direct costs include direct labor costs and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the nine months ended September 27, 2003, direct costs increased 14.8% to $75.1 million from $65.4 million for the nine months ended September 28, 2002. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 60.5% for the nine months ended September 27, 2003 as compared to 61.0% for the nine months ended September 28, 2002.

Indirect costs.  Indirect costs include costs associated with facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the nine months ended September 27, 2003, indirect costs increased 5.9% to $38.6 million from $36.5 million for the nine months ended September 28, 2002.  The increase was attributable primarily to indirect costs associated with increased revenue, partially offset by other indirect cost savings.  As a percentage of revenue, indirect costs were 31.1% for the nine months ended September 27, 2003 as compared to 34.0% for the nine months ended September 28, 2002.

Depreciation. For the nine months ended September 27, 2003 and September 28, 2002, depreciation expense was $1.5 million.  As a percentage of revenue, depreciation expense was 1.2% for the nine months ended September 27, 2003 compared to 1.4% for the nine months ended September 28, 2002.

Income from operations.  For the nine months ended September 27, 2003, income from operations increased 131.8% to $8.9 million from a $3.8 million for the nine months ended September 28, 2002. This increase was attributable primarily to the  higher revenue and indirect cost savings.  As a percentage of revenue, income from operations was 7.2% for the nine months ended September 27, 2003 compared to 3.6% for the nine months ended September 28, 2002.

Interest expense.  Interest expense declined 76.7% to $0.47 million for the nine months ended September 27, 2003 from $2.01 million for the nine months ended September 28, 2002. This decline was attributable primarily to the repayment of debt with proceeds generated from the Company’s initial public offering. As a percentage of revenue, interest expense was 0.4% for the nine months ended September 27, 2003 as compared to 1.9% for the nine months ended September 28, 2002.  Interest expense included $286,000 and $224,000 of amortization of deferred financing costs for the nine months ended September 27, 2003 and September 28, 2002, respectively.

Provision for income taxes.  The provision for income tax was $3.3 million in the nine months ended September 27, 2003, compared to  $0.7 million for the nine months ended September 28, 2002.   For the nine months ended September 27, 2003, we have recorded an expense for income tax, which reflects an effective rate of 39.5% due to a higher effective state tax rate and certain nondeductible expenses incurred.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We rely on cash flow from operations, borrowings under our credit facility and the sale of common stock to provide for our cash needs.

Net cash provided by operations was $15.1 million for the nine months ended September 27, 2003 compared with $5.8 million for the nine months ended September 28, 2002.  Cash provided by operations in the nine months ended September 27, 2003 was attributable to net income of $5.1 million, depreciation, amortization and other non-cash items of $2.1 million, decrease in working capital and other operating assets and liabilities of $7.9 million. Cash provided by operations in the nine months ended September 28, 2002 was attributable to net income of $1.6 million, non-cash items of $1.3 million and a decrease in working capital and other operating assets and liabilities of $2.9 million.

Cash used in investing activities was $1.0 million for the nine months ended September 27, 2003 compared with $1.1 million for the nine months ended September 28, 2002.  For both nine months ended September 27, 2003 and September 28, 2002, our investing activities were primarily attributed to the purchase of capital assets.

Cash used in financing activities was $2.4 million for the nine months ended September 27, 2003, compared with $3.7 million for the nine months ended September 28, 2002.  Cash used in financing activities for the nine months ended September 27, 2003 was attributable to repayments for notes and leases of $0.2 million and repayment of bank overdrafts of $2.2 million.  Cash used in financing activities in the nine months ended September 28, 2002 was primarily attributable to the repayment of a contingency note in the amount of $0.9 million to the seller related to the acquisition of SI Engineering and the repayments of the line of credit, long-term debt and other items of $2.8 million.

We maintain a $35.0 million secured revolving credit facility.  As of September 27, 2003 we did not have any borrowings under the credit facility.

For the nine months ended September 27, 2003 as well as the nine months ended September 28, 2002, we had two contracts that generated more than 10% of our revenue.  Our C4I2SR contract with the U.S. Air Force Space Command represented approximately 22.4% and 23.3% of total revenue for each of the nine months ended September 27, 2003 and September 28, 2002, respectively.   Our National Visa Center contract with the Department of State represented approximately 14.3% and 10.9% of total revenue for the nine months ended September 27, 2003 and September 28, 2002, respectively.

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

For cost reimbursable contracts with fixed fees and fixed price contracts, we estimate the applicable fees earned as costs are incurred or services are provided. This process requires estimation of the contemplated level of effort to accomplish the tasks under contract, the cost of such effort and ongoing assessment towards completing the contract. We utilize a number of management processes to monitor contract performance and revenue estimates, including monthly in-process reviews. For cost reimbursable contracts with performance-based fees, we estimate the applicable fees earned based on historical experience and performance evaluations from our customers. For fixed price contracts, which are based on unit pricing, we recognize revenue for the number of units delivered in any given fiscal period.  For fixed price contracts, which are based on the proportionate performance method and involve a specified number of similar acts, we recognize revenue based on the proportion of those acts completed compared to the number of total specified acts required by the contract.  For fixed price contracts, which are based on the proportionate performance method and involve a specified number of defined but not similar acts, we recognize revenue based on the proportion of the project’s percentage total costs incurred  compared to the estimated total costs associated with the entire transaction.  Occasionally, facts may develop that require revisions to estimated total costs or revenues expected. The cumulative effect of any such revisions is recorded in the period in which the facts requiring the revision become known. The full amount of anticipated losses on any contract type are recognized in the period in which they become known.

In addition, certain indirect costs are charged to contracts and paid by the client using provisional, or estimated, indirect rates that are subject to later revision based on government audits. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded.

Effect of Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company does not expect adoption of FIN 45 to have a material effect on its financial condition, results of operations or liquidity.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003.  Management believes that the Company does not expect adoption of FIN 46. The Company does not expect adoption of FIN 46 to have a material effect on its financial condition, results of operations or liquidity.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Historically, our investment positions have been relatively small and short-term in nature. We have typically made investments in a fund with an effective average maturity of fewer than 40 days and a portfolio make-up consisting primarily of commercial paper and notes, variable rate instruments, and, to a lesser degree, overnight securities and bank instruments.  Since our initial public offering, the Board of Directors approved an investment policy that requires us to invest in relatively short-term, high quality, and high liquidity obligations.

Item 4.     Controls and Procedures.

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any litigation or legal proceedings. We may become involved in legal and governmental, administrative or contractual proceedings in the future.

Item 2.  Changes in Securities and Use of Proceeds

James E. Crawford III, a member of the Company’s Board of Directors, is a member of Frontenac Company VII, L.L.C. (“Frontenac LLC”), along with Paul D. Carbery, James E. Cowie, Rodney L. Goldstein, Martin J. Koldyke, M. Laird Koldyke, Laura P. Pearl and Jeremy H. Silverman.  Walter C. Florence, a member of the Company’s Board of Directors, is affiliated with Frontenac LLC and is a limited partner of Frontenac Masters VII L.P. (“Masters”).  Frontenac LLC is the general partner of Frontenac VII Limited Partnership (“FVII”) and has the sole power to direct the vote and disposition of the shares held by FVII.  Frontenac LLC is the general partner of Masters and has the sole power to direct the vote and disposition of the shares held by Masters.  The members of Frontenac LLC have the shared power to direct the voting and disposition of the shares directly held by FVII and Masters.

On September 11, 2003, FVII distributed 500,000 shares of the Company’s common stock that were not registered under the Securities Act of 1933 in a pro rata distribution to the limited partners of FVII.  Following such distribution, FVII held 2,702,705 shares of the Company’s common stock.  On September 11, 2003, Masters sold 25,000 shares of the Company’s common stock that were not registered under the Securities Act of 1933. After such sale, FVII and Masters continue to hold 2,702,705 and 135,165 shares of the Company’s common stock, respectively.  Frontenac LLC is deemed to beneficially own the 2,837,870 shares of common stock held by FVII and Masters.

During the third quarter of our fiscal year 2003, we did not use any of the proceeds from our initial public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters To a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

(b)         Reports on Form 8-K

•                             Current Report on Form 8-K dated July 29, 2003 announcing financial results for the Company’s fiscal second quarter ended June 28, 2003 as well as its earnings guidance for the third quarter of fiscal 2003.

•                             Current Report on Form 8-K dated September 11, 2003 announcing that Frontenac VII Limited Partnership, a stockholder of the Company, distributed 500,000 shares of the Company’s common stock to the limited partners of the Frontenac VII Limited Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the            day of November, 2003.

SI INTERNATIONAL, INC.

Thomas E. Dunn Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1

Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964) filed on October 25, 2002 (the “Third Amendment) and incorporated herein by reference).

3.2

Amended and Restated Bylaws, as amended (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964) filed on November 8, 2002 (the “Fifth Amendment) and incorporated herein by reference).

4.1	Registration Rights Agreement, as amended (filed as Exhibit 4.1 to the Third Amendment and incorporated herein by reference).
4.2

Specimen Certificate of our common stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964) filed on November 5, 2002 (the “Fourth Amendment) and incorporated herein by reference).

4.3	Stock Purchase Agreement, as amended (filed as Exhibit 4.3 to the Fifth Amendment and incorporated herein by reference).
4.4	Amendment to Stock Purchase Agreements (filed as Exhibit 4.4 to the Fourth Amendment and incorporated herein by reference).
10.1	Form of 2002 Stock Incentive Plan (filed as Exhibit 10.1 to the Third Amendment and incorporated herein by reference).
10.2

January 2001 Nonqualified Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964) filed on June 24, 2002 (the “First Amendment) and incorporated herein by reference).

10.3	SI International, Inc. 2001 Service Award Stock Option Plan (filed as Exhibit 10.3 to the First Amendment and incorporated herein by reference).
10.4	1998 Stock Option Plan (filed as Exhibit 10.5 to the First Amendment and incorporated herein by reference).
10.5	Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2002 and incorporated herein by reference).
10.6	Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.6 to the Third Amendment and incorporated herein by reference).
10.7	Executive Employment Agreement with Walter J. Culver (filed as Exhibit 10.7 to the Third Amendment and incorporated herein by reference).
10.8	Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.8 to the Third Amendment and incorporated herein by reference).
10.9	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference).
10.10	Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.10 to the Third Amendment and incorporated herein by reference).
10.11	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)