Form 10-Q/A
period 2003-09-27
SI INTERNATIONAL INC
filed 2003-12-01
CIK 1143363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 to SI International, Inc.'s Form 10-Q for the quarter ended September 27, 2003 is being filed in order to correct the language contained in Item 4 of Part I and in the certifications made by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and to correct certain clerical errors.

SI INTERNATIONAL, INC.

FORM 10-Q/A

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q/A. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward- looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below,  elsewhere in this Form 10-Q/A and in the section entitled “Risk Factors” in our Form 10-K/A for the fiscal year ended December 28, 2002.   You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q/A.

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

As of September 27, 2003, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

During the three months ended September 27, 2003, there were no significant changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)         Reports on Form 8-K

•                             Current Report on Form 8-K dated July 29, 2003, pursuant to Item 7 — “Financial Statements and Exhibits” and Item 9 — “Regulation FD Disclosure,” announcing financial results for the Company’s fiscal second quarter ended June 28, 2003 as well as its earnings guidance for the third quarter of fiscal 2003.

•                             Current Report on Form 8-K dated September 11, 2003, pursuant to Item 9 — “Regulation FD Disclosure,” announcing that Frontenac VII Limited Partnership, a stockholder of the Company, distributed 500,000 shares of the Company’s common stock to the limited partners of the Frontenac VII Limited Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of December, 2003.

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