Form 10-K
period 2003-12-27
SI INTERNATIONAL INC
filed 2004-03-11
CIK 1143363

Use these links to rapidly review the document
SI INTERNATIONAL, INC. FORM 10-K INDEX
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number
000-50080

SI International, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	52-2127278 (I.R.S. Employer Identification No.)
12012 Sunset Hills Road, Reston, Virginia (Address of Principal Executive Offices)	20190-5869 (Zip Code)

Registrant's Telephone Number, Including Area Code: (703) 234-7000

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

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

        The aggregate market value of SI International, Inc. Common Stock held by non-affiliates of the registrant as of June 27, 2003 was $59,858,992.

        As of March 4, 2004, there were 8,461,122 shares of SI International, Inc. Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Certain portions of the registrant's annual report to stockholders for the fiscal year ended December 27, 2003 are incorporated by reference into Part II of this Form 10-K. Certain portions of the definitive proxy statement to be used in connection with SI International, Inc.'s annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 27, 2003, are incorporated by reference into Part III of this Form 10-K.

SI INTERNATIONAL, INC.
FORM 10-K
INDEX

BUSINESS INFORMATION

        Throughout this document, we occasionally distinguish between SI International, Inc., as a company separate from its subsidiaries, and SI International, Inc., as a company combined with its subsidiaries. In order to clarify which entity we are referring to in various discussions, we use the terms "SI International, Inc." and "SI International" to refer to SI International, Inc. without its subsidiaries. All other references, including "SI," "the Company," "we" and "us" refer to SI International and its subsidiaries.

PART I

Item 1. Business

        SI International, Inc. was organized as a Delaware corporation under the name of "SI International Incorporated" on October 14, 1998. SI conducts operations both in its own name and through subsidiaries, each of which is located in the U.S. but some of which have international operations.

        Some of the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the section captioned "Business-Risk Factors," as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Recent Events

        On January 21, 2004, we completed the purchase of Matcom International Corporation, or Matcom, a provider of information technology, systems engineering, logistics, and training. The acquisition supports our strategic growth plan to expand into new vertical markets and enhance the portfolio of capabilities it provides to the Federal Government. We are currently in the process of integrating Matcom into our business. Under the terms of the merger agreement, we acquired Matcom for $65.8 million in cash. The transaction also included an earnout provision of $7.9 million in the form of subordinated notes of SI International if Matcom achieves certain short-term revenue objectives.

        The transaction was funded through cash-on-hand and borrowings under our credit facility, which was increased from $35 million to $80 million contemporaneously with the closing of the acquisition of Matcom. In addition to amending and restructuring our prior credit facility in order to increase our borrowing capacity, we extended the term of the credit facility, which consists of both revolving credit and term loans, to January 21, 2008.

        As a result of our acquisition of Matcom, we gained approximately 600 additional employees and increased our leased space to 24 offices and 2 warehouses at various U.S. locations for an aggregate of approximately 329,300 square feet in 13 states (including 3 offices (8,750 square feet) that are sub-leased through the remaining term of our primary leases).

        Based upon pro forma consolidated (unaudited) revenue for fiscal year 2003, the end clients from our top 10 contracts, including Matcom, comprised approximately 46% of our fiscal year 2003 and listed as follows:

Department of Defense	Federal civilian agencies

U.S. Air Force Space Command	Department of Agriculture
U.S. Army U.S. Navy	Department of Homeland Security—Customs & Border Protection
Department of State Federal Retirement Thrift Investment Board

Overview

        We are a provider of mission critical information technology and network solutions primarily to the Federal Government. Our business is guided by our experienced team of six executive officers, who have an average of 19 years of executive level experience in our industry. Our next level of senior management is comprised of seven individuals who have an average of 28 years of experience in managing government information technology businesses. As of the end of fiscal year 2003, we employed over 1,300 employees, and, following the acquisition of Matcom on January 21, 2004, we have approximately 1,900 employees. Approximately 65% of our employees, including those of Matcom, hold Federal Government security clearances or have passed National Agency Checks. Over 19% of our employees, including those of Matcom, hold Top Secret security clearances. A significant portion of our employees who hold Top Secret security clearances also hold Sensitive Compartmental Information clearances, which permit us to bid on highly classified projects.

        Our broad set of contract vehicles gives us extensive reach and enables us to deliver a full range of our services and solutions to the Federal Government. As of December 27, 2003, we had over 560 active engagements. The strength of our service offerings and information technology expertise allows us to maintain substantial relationships with clients, some of whom have been clients of ours, or of one of our acquired businesses, for over 15 years. In fiscal 2003 and fiscal 2002, we derived approximately 84% and 83%, respectively, of our revenue from contracts on which we acted as prime contractor. Acting as a prime contractor provides us with stronger client relationships and visibility and access to new work that are not available when acting as a subcontractor. Our total backlog as of December 27, 2003 was approximately $337 million, of which approximately $58 million was funded. See "—Backlog" for a discussion of how we calculate backlog.

The Federal Government Technology Services Market

        The ongoing transformation of the Federal Government's information systems and communication networks is creating an increase in its demand for information technology services. According to INPUT, an independent market research firm, Federal Government contracted information technology spending is projected to increase from $45.4 billion in government fiscal 2003 to $68.2 billion in government fiscal 2008, representing a compounded annual growth rate of approximately 8.5%.

        We expect that the Federal Government's high-priority IT programs, with which SI International is aligned, will continue to grow in the foreseeable future. INPUT forecasts that the percentage of IT spending that is contracted out by the Federal Government will reach a high of 87% of total IT spending in government fiscal 2008.

        We believe the following industry trends will also continue to drive the Federal Government technology services market:

  •
  Continued focus on mission-critical initiatives. Since the events of September 11, 2001, the Federal Government has made the transformation of its information technology infrastructure a major priority. We believe our core areas of focus are aligned with the most urgent current national priorities. According to INPUT, the information technology services "commercial" segment, which is comprised of software development, design, and consulting, education and training, systems integration, outsourcing, maintenance and processing services, is expected to experience healthy growth, at a 9.9% compounded annual growth rate from government fiscal 2003 through government fiscal 2008. The commercial segment spending for government fiscal 2003 was $18.8 billion and INPUT believes it should exceed $30 billion by government fiscal 2008.

  •
  Increased Federal Government reliance on outsourcing. According to INPUT, outsourcing services are expected to exhibit high growth rates over the next five years, as much as 12.6% compounded annual growth rate from government year 2003 to government year 2008. Also according to INPUT, the federal outsourcing expenditures were expected to total $8.9 billion in 2003 and can be expected to reach $16.1 billion by 2008.

        We believe that the Federal Government is increasingly turning to the information technology industry to execute support processes and functions that were traditionally performed in-house. In October 2001, the General Accounting Office, or GAO, published a report stating that, of the total Federal Government fiscal 2000 information technology expenditures of $42.3 billion, the Federal Government purchased $13.4 billion of information technology services from outside contractors, compared to $3.7 billion in 1990, representing a compound annual growth rate of 14%. According to INPUT, the size of the Federal Government workforce decreased by 1.1 million workers during the period 1990 through 2000, representing a 22% decline. The General Accounting Office has warned of further attrition due to retirement of Federal Government workers during the period 2003 through 2006.

        We believe that homeland security will have the greatest impact on three specific segments of the IT market: information security, communications, and knowledge management. We believe that the rapid pace of technological innovations and the Federal Government's increasing reliance on complex information technology infrastructure, combined with a decline in executive branch civilian employees, make it increasingly difficult for many governmental agencies to operate and upgrade their information technology systems. We expect that several trends will contribute to the Federal Government's increased use of service providers to fulfill a larger portion of its information technology responsibilities, and we believe that we will continue to gain new engagements to the extent that the Federal Government increases its reliance on outsourcing for its information technology needs. These trends include:

  •
  The aging of the Federal Government's workforce. According to INPUT, the average age of Federal Government employees increased from 42 years of age in 1990 to 46 years of age in 2003, and that the government has estimated that more than 30% of current personnel in supervisory positions will be eligible for retirement by 2007. In April 2001, the GAO concluded in a report that the Federal Government's human capital challenges are adversely affecting the ability of many agencies to carry out their missions.

  •
  Increased Federal Government emphasis on competitive sourcing. The current administration has made competitive sourcing a major initiative of its management agenda. According to the President's Management Agenda, which was issued in 2001 and for which progress reports continue to be issued, including most recently during 2003, nearly half of all U.S. government employees perform tasks that are available in the commercial marketplace. To the extent that the Federal Government workforce declines, we believe that the Federal Government will have an increased need for entities that offer the technical skills, familiarity with government processes and procedures and skilled personnel that are necessary to meet the diverse information technology requirements of the various Federal Government agencies.

Increased spending on homeland security and intelligence.

        In the wake of the terrorist attacks on September 11, 2001, there has been an increased emphasis on homeland security, intelligence and national defense, including the protection of critical infrastructure. According to INPUT, the IT budget request for the Department of Homeland Security, as identified by the Office of Management and Budget, increased 25% from government fiscal 2003 to government fiscal 2004. The total addressable IT budget for the Department of Homeland Security was set at $2.6 billion in fiscal year 2003 and is expected to grow to $4.9 billion in fiscal year 2008, assuming a compound annual growth rate of 13.2%.

        As part of this additional proposed spending, on April 18, 2002 the government announced a new Unified Command, the U.S. Northern Command, which is headquartered in Colorado Springs, Colorado. The U.S. Northern Command's "mission is homeland defense and civil support, specifically: conduct operations to deter, prevent, and defeat threats and aggression aimed at the United States, its territories, and interests within the assigned area of responsibility; and as directed by the President or Secretary of Defense, provide military assistance to civil authorities including consequence management operations.

        Although the total amount to be spent for intelligence applications is classified, based on available information, INPUT believes that the unreported IT spending in the intelligence community may be as much as $10 billion in fiscal year 2003. We believe that there will continue to be increases in spending on federal intelligence activities, which are expected to represent significant opportunities for us.

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

Our Experienced Management Team

        Our business is guided by our experienced team of six executive officers who have an average of 19 years of executive level experience in our industry and a history of successfully growing information technology service providers. Our principal founders, Ray Oleson and Walter Culver, each have more than 34 years of managerial experience in our industry. Our executive officers have served as presidents, chief operating officers, and chief financial officers at Fortune 500 and industry-leading public companies. Our executive officers also have strong backgrounds in identifying, acquiring and integrating businesses. Members of our management team have acquired and successfully integrated, in the aggregate, 20 businesses, four of them since our formation in 1998 and are in the process of integrating our most recent acquisition, Matcom, which we acquired in January 2004. In addition to our strong team of executive officers, our senior management is comprised of seven individuals who have an average of 28 years experience in managing government information technology businesses.

Our Corporate Culture

        Our corporate culture is based on respect for clients, personnel, business partners and management. We view our commitment to this culture of respect as a cornerstone of our company. We believe that our culture helps us build the relationships necessary to gain an in-depth understanding of our clients' needs, business practices and information technology and network systems. Further, we believe our culture is a factor in helping our employee turnover rate remain low compared to other companies in our industry, helping us to maintain client domain knowledge and provide consistent service to our clients. Further, we believe that our commitment to respect, combined with quality of performance, is an important factor in retaining clients and winning new referrals.

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

        Our skilled employees use their advanced technological training and extensive experience to implement our state-of-the-practice solutions. As of the end of fiscal year 2003, we employed over 1,300 employees, many of whom possess security clearances and National Agency Checks that allow us to bid on and perform classified work for the Federal Government.

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

Successful Integration of Acquired Businesses

        We believe that a critical component of our success is our ability to identify, acquire and integrate companies that build or expand our suite of services to serve our clients' needs more effectively. Prior to the formation of SI International in 1998, members of our management team participated in a total of 16 acquisitions. We believe that this experience provides a basis for our disciplined approach to identifying acquisition candidates and integrating acquired companies. By integrating corporate infrastructures such as marketing and sales, accounting, human resources and internal networks, we can save the expense of redundant functions. In addition, by integrating operations, we establish a corporate-wide mission which can reduce internal competition and promote the cross-selling of newly augmented skill sets to increase our client base.

        Within the 15-month period from January 1999 through March 2000, we identified, acquired and integrated four Federal Government information technology services companies with aggregate revenues of approximately $105 million, measured for the 12 months prior to their respective acquisition dates. Through each of these acquisitions, we built and expanded our information technology capabilities and expanded our client relationships. We applied our disciplined acquisition processes to integrate the acquired companies and successfully grew these businesses. We are applying similar processes to integrate Matcom, which we acquired in January 2004.

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

  •
  Pursue strategic acquisitions. We plan to continue utilizing our disciplined methodology to identify, evaluate and integrate strategic acquisitions. We have acquired and successfully integrated four businesses since 1999 and we are in the process of integrating our fifth acquisition, Matcom, which we acquired in January 2004. These acquisitions have positioned us with strategically important technical skills in important client areas. For example, in mid-1999 we recognized that functional skills in military space applications in Colorado Springs would be an important growth area. We acquired SI International Engineering, Inc., formerly System Technology Associates, Inc., headquartered in Colorado Springs, which positions us to respond to the needs of the recently formed U.S. Northern Command, which is headquartered in that city.

Our Areas of Practice

        We provide information technology and network solutions in the following eight practice areas to supplement our clients needs in Defense Transformation, Homeland Defense, Mission Critical Outsourcing and Federal Information Technology (IT) Modernization.

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

Our software development process had been externally assessed at the Software Engineering Institute Capability Maturity Model for Software—Level 2 indicating standardized, repeatable processes are utilized.

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

        Network Solutions.    Our network solutions practice designs, develops and deploys a full range of telecommunications network and infrastructure solutions for our government and commercial clients. These solutions span voice, narrowband, broadband and wireless technologies. Applications include large scale enterprise networks for government, highly secure networks and central office build-outs for commercial carriers.

        Mission-Critical Outsourcing.    Our mission-critical outsourcing practice uses our domain expertise to operate our systems and processes that are vital to our clients' businesses. We offer professional services to perform network operations, sustaining engineering, administrative processing and overall program management.

Clients

        We provide our services primarily to Federal Government clients such as the U.S. Air Force Space Command, U.S. Army, the Department of State, the Immigration and Naturalization Service which has now transitioned to become the Bureau of Citizenship and Immigration Services in the Department of Homeland Security, and the intelligence community. In fiscal 2003, we derived approximately 94% of our total revenue from Federal Governmental agencies and approximately 6% of our total revenue from commercial clients.

        Our largest client is the Department of Defense. We derived approximately 55% of our total revenue in fiscal 2003 and approximately 49% of our total revenue in fiscal 2002 from the Department of Defense and the intelligence community. In fiscal 2003 and fiscal 2002, services we provided to the U.S. Air Force Space Command represented 38% and 37% of our total revenue, respectively, and consisted of approximately 300 separate engagements. We also derived approximately 20% of each of our fiscal 2003 and 2002 revenue from the Department of State. Each of these entities consists of a substantial number of separate offices, each of which typically exercises independent decision making and funding authority. We believe our contract base among these separate offices is well diversified. As of December 27, 2003, we had over 560 active engagements. In fiscal 2003 and fiscal 2002, we derived approximately 84% and 83%, respectively, of our revenue from contracts on which we acted as prime contractor and derived approximately 16% and 17%, respectively, of our revenue from contracts on which we acted as a subcontractor.

        We often subcontract portions of work to be performed under a contract or task order under which we are the prime contractor. Approximately 13% of our total revenue in fiscal 2003 and fiscal 2002, respectively, was generated by work performed by subcontractors. The subcontractors are sometimes responsible for critical portions of the contracted services. Our subcontracting arrangements typically specify that all terms of the primary contract pass down to the subcontractor. We are not dependent upon any one subcontractor or group of subcontractors to provide a substantial degree of work for us. In addition, it is typical that a subcontractor on one engagement may be a competitor or a client in other situations. We believe that cultivating good relationships with our subcontractors is necessary to maintain our competitive position as well as to facilitate meeting performance obligations under our contracts.

Backlog

        Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of future revenue we expect to realize from our commercial contracts. Unfunded backlog is the difference between total backlog and funded backlog. Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Our total backlog does not include estimates of revenue from Government-wide acquisition contracts, or GWAC contracts, or General Services Administration, or GSA, schedules beyond awarded or funded task orders, but our unfunded backlog does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity, or ID/IQ, contracts, such as our contract with the U.S. Air Force Space Command.

        Our total backlog as of December 27, 2003 was approximately $337 million, of which approximately $58 million was funded. However, there can be no assurance that we will receive the amounts we have included in our backlog or that we will ultimately recognize the full amount of our funded backlog as of December 27, 2003 that we estimate will be recognized as revenue during fiscal 2004 or thereafter.

        We believe that backlog is not necessarily indicative of the future revenue that we will actually receive from contract awards that are included in calculating our backlog. We assess the potential value of contracts for purposes of backlog based upon several subjective factors. These subjective factors include our judgments regarding historical trends (i.e., how much revenue we have received from similar contracts in the past), competition (i.e., how likely are we to successfully keep all parts of the work to be performed under the contract) and budget availability (i.e., how likely is it that the entire contract will receive the necessary funding). If we do not accurately assess each of these factors, or if we do not include all the variables that affect the revenue that we recognize from our contracts, the potential value of our contracts, and accordingly, our backlog, will not reflect the actual revenue received from contracts and task orders. As a result, there can be no assurance that we will receive amounts included in our backlog or that monies will be appropriated by Congress or otherwise made available to finance contracts and task orders included in our backlog. Many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in backlog. There is always the possibility that the contracts could be adjusted or cancelled. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts, awards of new contracts or approvals of expenditures. See "Risk Factors—The calculation of our backlog is subject to numerous uncertainties, and we may not receive the full amounts of revenue estimated under the contracts included in our backlog, which could reduce our revenue in future periods."

Competition

        We operate in markets that are highly competitive and include a large number of participants. We compete with many companies, both large and small, for our contracts. We do not have a consistent number of competitors against whom we repeatedly compete. If we anticipate that our combined resources may create a competitive advantage, we may team with other companies to perform work under contracts. These and other companies in our market may compete more effectively than we can because they are larger, have greater financial and other resources, have better or more extensive relationships with governmental officials involved in the procurement process and have greater brand or name recognition.

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

Government Contracting and Regulatory Processes

        For fiscal 2003, approximately 94% of our revenue was derived from work performed under Federal Government contracts. The government contracting process differs in many ways from commercial contracting, and involves a high degree of Federal Government regulation and oversight.

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

        A task order calls for a specific set of services to be delivered by the contractor to a particular client agency. In our experience, the key factors in bidding successfully for these task orders are technical merit, cost, relevant past performance considerations and client trust. From time to time we are also party to GWACs, which are ID/IQ contracts that permit the aggregation of multiple agencies' requirements in a single contract, in order to encourage contractors to offer the best possible prices and to reduce the costs associated with multiple acquisitions.

        For single-award large scale contracts, such as those targeted by our Major Program initiative, interested contractors submit information indicating their desire to perform the required services. The agency then solicits competitive proposals or bids from qualified contractors by providing them with a formal RFP, or similar solicitation. The RFP typically describes the desired services, terms and conditions, and evaluation criteria the agency will use. Bidders then submit proposals in response to the RFP, and the agency evaluates the proposals and makes the award determination. Agencies are encouraged to award contracts on a "best value" basis. This means that the contractor selected for the award should, in the agency's judgment, provide the greatest overall benefit in response to the requirement, including technical merit, cost and relevant past performance considerations. The entire bid process can sometimes take a year or more.

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

Laws and Regulations Affecting Our Business

        Federal Government contracts are subject to a number of federal laws and regulations, including the Federal Acquisition Regulation, or FAR, and Cost Accounting Standards. These statutes and regulations contain several rules that may affect us significantly.

        The Anti-Deficiency Act prohibits Federal Government employees from committing government funds, by contract or otherwise, in excess or in advance of appropriations, unless authorized by a specific statute. Since Congress usually appropriates funds on a fiscal year basis, many of our contracts are funded by the applicable agency annually as Congress makes appropriations for future fiscal years. In addition, since funds are often allocated to agencies by the Office of Management and Budget, many of our contracts are incrementally funded.

        Disappointed bidders and contractors excluded from competing for government contracts and task orders may submit an objection to a contracting officer or the GAO within time limits specified under FAR and GAO bid protest remedies. The U.S. Court of Federal Claims also has bid protest jurisdiction. Performance under a contract being protested may be suspended while the protest is pending, and in cases where the contract is found to have been improperly awarded, the contract may be terminated.

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

        The FAR restricts government contractors from participating in procurements when there is an Organizational Conflict of Interest, or OCI, and, establishes rules for avoiding, mitigating and neutralizing conflicts of interest in the issuance of contracts by the Federal Government. Virtually all government contracts, including ours, are subject to the OCI rules. An OCI may arise because the nature of the work to be performed by a contractor has the potential, absent some restriction on future activities, to result in an unfair competitive advantage to the contractor or impair the contractor's objectivity in performing the contract or providing assistance or advice to the Federal Government. The government contracting officer is responsible for resolving any significant potential OCIs before a contract award is made. Federal Government contractors have an obligation to manage and, if necessary, report an OCI to the contracting officer. We have a company-wide policy regarding care in the acceptance of and compliance with contractual OCI provisions, which includes awareness training programs and coordination and reporting systems. We review new contracts and task orders at the time we receive them for potential OCI issues. Accordingly, we believe that as a result of the systems we have in place, our backlog will not be affected by OCI issues.

        Our books and records are subject to audit by the Defense Contract Audit Agency, or DCAA, and other governmental audit agencies, to ensure that the costs and hourly rates for which we invoice the Federal Government under cost reimbursable and time and materials contracts are in compliance with the Cost Principles, Cost Accounting Standards and FAR invoicing regulations. Each fiscal year, we must submit final cost data to the Federal Government indicating our actual costs incurred for the prior year, exclusive of certain costs that are not recoverable by Federal Government contractors. This data is audited, and subject to adjustments by the auditing agency based upon established guidance, which may affect our recovery on cost reimbursable contracts for prior fiscal years. These audits may also result in assessment of penalties, interest costs and, in extreme cases, debarment. The Federal Government retains a portion of the fee earned by us under cost reimbursable contracts until contract completion and audit by the DCAA. Audits of our business units by the DCAA have been completed for all fiscal years through 2001 without material adjustments. In the opinion of management, the audits for other fiscal years through fiscal year 2003 will not result in adjustments that would have a material adverse effect on our financial position or results of operations; however, future material adjustments are possible.

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

        We derived 93.7% and 92.1% of our total revenue in fiscal 2003 and in fiscal 2002, respectively, from Federal Government contracts, either as a prime contractor or a subcontractor. This includes 54.3% and 49.0% of our total revenue in fiscal 2003 and in fiscal 2002, respectively, that we derived, either as a prime contractor or a subcontractor, from contracts with agencies of the Department of Defense and intelligence community. We expect that we will continue to derive most of our revenue for the foreseeable future from work performed under Federal Government contracts. If we were suspended or prohibited from contracting with the Federal Government generally, or with any significant agency of the Department of Defense or the intelligence community, or if our reputation or relationship with the Federal Government or any significant agency of the Department of Defense or the intelligence community were impaired, or if any of the foregoing otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

        Our two largest contracts, in terms of revenues, are the contract with the U.S. Air Force Space Command for communications and computer infrastructure for command and control, information management and intelligence and for surveillance and reconnaissance, or C4I2SR, and the National Visa Center, or NVC, contract with the Department of State. The C4I2SR contract generated 22.1% of our total revenues in fiscal 2003 and 23.1% of our total revenues in fiscal 2002. The NVC contract generated 13.9% of our total revenues in fiscal 2003 and 11.0% of our total revenues in fiscal 2002. The C4I2SR and NVC contracts expire in September 2004. Although the NVC contract expires in 2004, aggregate expenditures under this contract are capped at $88 million. We currently are awaiting notification of award by the government of the C4I2TSR contract, which is the successor contract to the C4I2SR contract. We expect to receive a solicitation from the government for the recompetition of the NVC contract during fiscal year 2004. Our third largest contract, in terms of revenues, is our contract with the Department of State for application development services, or ADP/ITPS. The ADP contract generated 5.1% of our total revenues in fiscal 2003 and 7.9% of our total revenues in fiscal 2002. We won the ITPS contract with the Department of State as the follow on contract vehicle to the ADP contract vehicle, which expired in June 2003. The ITPS contract has a five year term, including unexercised options through June 2008. We cannot guarantee that we will win the recompete for the C412TSR and NVC contracts. If we fail to win the recompete for any of these contracts or any of our other major contracts, our business would be materially adversely affected.

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

        To develop new business opportunities, we primarily rely on establishing and maintaining relationships with various government entities and agencies. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so could materially adversely affect our ability to compete successfully for new business.

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

        The government contracts for which we compete typically have multiple year terms, and if we are unable to win a particular contract, we generally will be foreclosed from competing again for that contract until its expiration several years later. If we are unable to win new contract awards, our business and prospects will be adversely affected. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive rebidding process. Approximately 36% of our revenue recognized during fiscal 2003 was derived from contracts that we expected to become subject to recompetition bids prior to the end of government fiscal 2004 (ending September 30, 2004). There can be no assurance that we will win any particular bid or recompetition bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or nonrenewal of any of our significant contracts or a substantial portion of our other contracts could materially adversely affect our operating results.

Our business may suffer if our facilities or our employees are unable to obtain or retain the security clearances or other qualifications needed to perform services for our clients.

        Many of our Federal Government contracts require employees and facilities used in specific engagements to hold security clearances and to clear National Agency Checks and Defense Security Service checks. Many of our contracts require us to employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If our employees or our facilities lose or are unable to obtain necessary security clearances or successfully clear necessary National Agency or Defense Security Service checks, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the security clearances necessary for our facilities or our employees working on a particular contract or to the extent our facilities or our employees do not successfully clear necessary National Agency Checks or Defense Security Service checks, we may not derive the revenue anticipated from the contract, and our operating results could be materially adversely affected.

We must comply with a variety of laws, regulations and procedures and our failure to comply could harm our operating results.

        We must observe laws and regulations relating to the formation, administration and performance of Federal Government contracts which affect how we do business with our clients and impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the Department of Defense and related laws include provisions that:

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

        Our failure to comply with applicable laws, regulations or procedures, including federal procurement regulations and regulations regarding the protection of classified information, could result in contract termination, loss of security clearances, suspension or prohibition from contracting with the Federal Government, civil fines and damages and criminal prosecution and penalties, any of which could materially adversely affect our business.

The Federal Government may revise its procurement or other practices in a manner adverse to us.

        The Federal Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, GWACs or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the Federal Government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the Federal Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results. For example, the Truthfulness, Responsibility and Accountability in Contracting Act, proposed in 2001, would have limited and severely delayed the Federal Government's ability to use private service contractors. Although this proposal was not enacted, it or similar legislation could be proposed at any time. Any reduction in the Federal Government's use of private contractors to provide federal information technology services could materially adversely impact our business.

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

        We derived 15.7% of our total revenue in fiscal 2003 and 17.1% of our total revenue in fiscal 2002 from contracts under which we acted as a subcontractor or from "teaming" arrangements in which we and other contractors jointly bid on particular contracts or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be materially adversely affected if any prime contractor or teammate chooses to offer a client services of the type that we provide or if any prime contractor or teammate teams with other companies to independently provide those services.

The calculation of our backlog is subject to numerous uncertainties, and we may not receive the full amounts of revenue estimated under the contracts included in our backlog, which could reduce our revenue in future periods.

        Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of the awarded contracts and task orders we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenues under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus estimated future revenues we expect to receive under signed purchase orders with commercial clients. Unfunded backlog is the difference between total backlog and funded backlog. Unfunded backlog reflects our estimate of future revenues under awarded government contracts and task orders for which either funding has not been appropriated or expenditures have not been authorized. Our total backlog does not include estimates of revenue from GWAC or GSA schedules beyond contract or task order awards, but our unfunded backlog does include estimates of revenue beyond contract or task order awards for other types of ID/IQ contracts, including our C4I2SR contract with the U.S. Air Force Space Command.

        The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract's potential value is based upon factors such as historical trends, competition and budget availability. In the case of contracts which may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of backlog from which we expect to recognize revenues in fiscal 2004 or any future period is likely to be inaccurate because the receipt and timing of any of these revenues is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders, many of which are beyond our control. In addition, we may never receive revenues from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog. The actual receipt of revenues on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts or task orders, awards of new contracts or task orders, or approvals of expenditures. Additionally, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. We also derive revenues from ID/IQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a minimum quantity which is generally very small. If we fail to realize revenue included in our backlog, our revenues and operating results for the then current fiscal year as well as future reporting periods could be materially adversely affected.

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

Risks Associated with International Operations.

        Our international business exposes us to additional risks including exchange rate fluctuations, foreign tax and legal regulations and political or economic instability that could materially adversely affect our operating results.

        In connection with our international operations (including international operations under U.S. government contracts), we are subject to risks associated with operating in and selling to foreign countries, including:

  •
  devaluations and fluctuations in currency exchange rates;

  •
  changes in or interpretations of foreign regulations that may adversely affect our ability to sell all of our products or repatriate profits to the United States;

  •
  imposition of limitations on conversions of foreign currencies into dollars;

  •
  imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

  •
  compliance with the local labor laws of the countries in which we operate;

  •
  hyperinflation or political instability in foreign countries;

  •
  potential personal injury to our personnel who may be exposed to military conflict situations in foreign countries;

  •
  imposition or increase of investment and other restrictions or requirements by foreign governments; and

  •
  U.S. arms export control regulations and policies, which govern our ability to supply foreign affiliates and customers.

        Although our international operations are not currently substantial, to the extent we expand our international operations, these and other risks associated with international operations are likely to increase. Although such risks have not harmed our operating results in the past, no assurance can be given that such risks will not materially adversely affect our operating results in the future.

If subcontractors on our prime contracts are able to secure positions as prime contractors, we may lose revenue.

        For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or a GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 13% of our revenue for each of fiscal 2002 and 2003.

Risks Related to Our Business

We have incurred net losses in the past and our revenue and operating results could be volatile.

        In fiscal 2003 and 2002, we had net income attributable to common stockholders of $7.4 million and $529,000, respectively. We incurred net losses attributable to common stockholders of $2.8 million and $2.3 million for fiscal 2001 and 2000, respectively. We cannot assure you that we will not incur net losses attributable to common stockholders in the future.

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

        Some of our contracts require that we perform on a fixed price basis. We derived 26.6% of our total revenue in fiscal 2003 and 17.3% of our total revenue in fiscal 2002 from fixed price contracts. A fixed price contract generally provides that we will receive a specified price for our performance under the contract, regardless of the cost to us of such performance. This requires that we accurately estimate the cost that we will incur to perform our obligations under any contract at the time that we submit our proposal or offer to the applicable government agency. When making proposals for engagements on a fixed price basis, we rely on our estimates of costs and timing for completing the projects. These estimates are subject to numerous variables and uncertainties, and there can be no assurance that the costs of performing under any fixed price contract will not exceed, perhaps substantially, our estimates. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed price contracts, including costs and delays caused by factors outside our control, could make these contracts less profitable than anticipated or could cause us to incur losses, which could be substantial, on these contracts. In the past, we have from time to time incurred losses on some fixed price contracts and our profits on some fixed price contracts have been less than anticipated. Our operating results could be materially adversely affected if the actual costs of performing under these contracts exceed our estimates.

        Many of our contracts are performed on a time and materials basis. A time and materials contract typically provides that we are paid a fixed hourly rate for direct labor costs expended and reimbursed for allowable materials, costs and expenses. We derived 35.1% of our total revenues in fiscal 2003 and 42.1% of our total revenues for fiscal 2002 from time and materials contracts. While time and materials contracts are generally subject to less uncertainty than fixed price contracts, to the extent that our actual labor costs are higher than the contract rates, we may lose money on the contract.

Our margins and operating results may suffer if cost reimbursable contracts increase as a percentage of our total government contracts.

        In general, cost reimbursable contracts are the least profitable of our government contracts. Our cost reimbursable contracts generally provide for reimbursement of costs, which are determined to be reasonable, allowable and allocable to the contract, as well as payment of a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Our time and materials contracts generally are more profitable than our cost reimbursable contracts. Cost reimbursable contracts contributed 38.3% and 40.6% of our total revenues in fiscal 2003 and fiscal 2002, respectively. To the extent that cost reimbursable contracts represent an increased proportion of our total government contracts, our operating results could be materially adversely affected.

Our markets are highly competitive, and many of the companies we compete against have substantially greater resources.

        We operate in highly competitive markets that include a large number of participants and involve intense competition to win contracts. Many of our competitors may compete more effectively than we can because they are larger, have greater financial and other resources, have better or more extensive relationships with government officials involved in the procurement process and have greater brand or name recognition. In order to stay competitive in our industry, we must attract and retain the highly skilled employees necessary to provide our services and keep pace with changing technologies and client preferences. In addition, some of our competitors have established alliances or strategic relationships among themselves or with third parties in order to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation which may result in the emergence of larger companies that may be better able to compete with us. If we are unable to compete effectively, our business could be materially adversely affected.

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

        Certain types of services are subject to the Service Contract Act and the Davis-Bacon Act. These Acts require that the contractor pay to all personnel assigned to the contract at least the prevailing wage and fringe benefits, as established by and in accordance with the regulations promulgated by the U.S. Department of Labor. We have an established policy pursuant to which we evaluate RFP's that include Service Contract Act and Davis-Bacon Act requirements and, in the event of an award to us, ensure our compliance with these requirements.

Employees

        As of December 27, 2003, we had over 1,300 employees. We have no unionized employees and do not have any collective bargaining agreements. However, we may pursue contracts that will require us to have unionized employees. We believe we have a good relationship with our employees. On January 21, 2004, we acquired Matcom and added approximately 600 employees.

        In addition to attracting and retaining qualified technical personnel, we believe that our success will depend on the continued employment of our executive and senior management team and its ability to generate new business and execute projects successfully. We believe that the personal reputations of our management team members and the business relationships between individual members of our management team and governmental officials involved in the procurement process and related areas are critical elements of obtaining and maintaining client engagements in our industry, particularly with agencies performing classified operations. To create and maintain these client relationships, identify potential business opportunities and establish our reputation among our current and potential clients, we depend on our senior management team. The loss of any of our senior executives could cause us to lose client relationships or new business opportunities, which could materially adversely affect our business.

A substantial majority of our historical growth has been due to acquisitions and we may have difficulty identifying and executing future acquisitions on favorable terms, which may adversely affect our results of operations and stock price.

        A substantial majority of our historical growth was the result of acquisitions, and the selective pursuit of acquisitions remains one of our key growth strategies. We cannot assure you that we will be able to identify and execute suitable acquisitions in the future on terms that are favorable to us, or at all.

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

        In connection with any future acquisitions, we may decide to consolidate the operations of any acquired business with our existing operations or to make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions and, in the event that any goodwill resulting from present or future acquisitions is found to be impaired, by goodwill impairment charges. As of December 27, 2003, we had approximately $39.8 million of goodwill resulting from acquisitions on our balance sheet and, to the extent we make future acquisitions, the amount of goodwill could increase, perhaps substantially. Any of the businesses we acquire may also have liabilities or adverse operating issues.

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

        The success of our acquisition strategy will depend upon our ability to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen events or operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties could include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key clients or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially adversely affect our operating results.

If we are unable to manage our growth, our business may be adversely affected.

        Sustaining our growth has placed significant demands on our management, as well as on our administrative, operational and financial resources. If we continue to grow, we must improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to do so, or if new systems that we implement to assist in managing any future growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be materially adversely affected.

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

        Approximately 13% of our total revenue in each of fiscal 2003, fiscal 2002 and fiscal 2001 was generated by work performed by subcontractors who perform a portion of the work we are obligated to deliver to our clients. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor. In extreme cases, a subcontractor's performance deficiency could result in the Federal Government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

Our indebtedness and debt service obligations may increase substantially and we will be subject to restriction under debt instruments.

        As of February 20, 2004, we had approximately $49 million of debt outstanding under our credit facility. Contemporaneously with the closing of our acquisition of Matcom on January 21, 2004, we amended and restructured our prior credit facility and increased the borrowing capacity to $80 million, which consists of both revolving credit and term loans. Borrowings available under our amended credit facility were used as part of the acquisition of Matcom and will also be used to finance our future business needs, including acquisitions, when and if we identify suitable acquisition targets. Our leverage may increase as a result of any future acquisitions and, accordingly, the amount of our indebtedness will likely increase, perhaps substantially.

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

        Our credit facility bears interest at variable rates based upon prevailing market interest rates, which exposes us to the risk of increased interest rates. Also, our credit facility requires that we comply with various financial covenants and impose restrictions on us, including restrictions on, among other things, our ability to incur additional indebtedness or liens, make acquisitions and pay dividends on our capital stock.

        Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance, our debt will depend primarily on our future performance, which to a certain extent is subject to the economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt or meet our other cash needs. If we are unable to generate this cash flow from our business, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing to meet our debt obligations and other cash needs. We cannot assure you that any such refinancing, sale of assets or additional financing would be possible on terms that we would find acceptable.

        If we fail to comply with the financial covenants in our new credit facility, our lenders may exercise remedies, including requiring immediate repayment of all outstanding amounts. The financial covenants in our new credit facility include the following:

  •
  a leverage ratio that requires us to maintain a ratio of funded debt to consolidated EBITDA for such period, on a consolidated basis for the twelve month period ending on the last day of any fiscal quarter, of no more than 3.00 to 1.0 through September 30, 2004, 2.75 to 1.0 from October 1, 2004 through September 30, 2005, and 2.50 to 1.0 from October 1, 2005 and thereafter;

  •
  a fixed charge coverage ratio that requires us to maintain a ratio, on a consolidated basis for the twelve month period ending on the last day of any fiscal quarter, of (i) consolidated EBITDA less consolidated capital expenditures for such period, to (ii) the sum of consolidated interest expense plus scheduled funded debt payments plus cash taxes for such period, of greater than or equal to 1.10 to 1.0;

  •
  the amount of consolidated capital expenditures made in cash during any fiscal year is limited to 2.00% of consolidated gross revenues plus the unused portion on consolidated capital expenditures that would have been permitted in the previous fiscal year in an amount not to exceed $1,000,000; and

  •
  the amount of consolidated net worth must be equal to or greater than the sum of (i) $69,000,000, (ii) on a cumulative basis as of the end of each fiscal quarter beginning with the quarter ending March 31, 2004, 50% of consolidated net income for the fiscal quarter then ended, and (iii) 100% of the net cash proceeds from any equity issuance occurring after January 21, 2004.

        The borrowings and other amounts due under our new credit facility are secured by substantially all of our current and future tangible and intangible assets, including accounts receivable, inventory and capital stock of our existing or future subsidiaries. Our ability to obtain other debt financing may therefore be adversely affected because the lenders under our new credit facility will have a prior lien on our assets to secure amounts we owe to them. In addition, upon the occurrence of specified events of default under the new credit facility, the lenders would be entitled to demand immediate repayment of all borrowings and other amounts outstanding under the facility and to realize upon the collateral pledged under the facility to satisfy our obligations to them.

        The credit facility also requires us to comply with certain covenants, including, among others, provisions:

  •
  relating to the maintenance of our assets securing the debt;
  •
  restricting our ability to pledge assets or create other liens;
  •
  restricting our ability to incur additional debt beyond certain levels and in certain circumstances;
  •
  restricting our ability to make certain distributions, investments and restricted payments, including dividend payments on our equity securities;
  •
  restricting our ability to alter the conduct of our business or corporate existence;
  •
  restricting our ability to amend, modify, cancel, terminate or fail to renew material contracts;
  •
  restricting our ability to enter into transactions with affiliates;
  •
  restricting our ability to consolidate, merge, or sell our assets;
  •
  restricting our ability to purchase property or assets other than in the ordinary course of business; and
  •
  restricting our ability to amend, modify or change our organizational documents, including our charter and bylaws.

Risks Related to Our Common Stock and any
Offering Made Pursuant to a Registration Statement

Ownership of our stock is concentrated and this small group of stockholders may exercise substantial control over our actions.

        Based on shares outstanding as of February 20, 2003, investment partnerships and a limited liability company managed by Frontenac Company beneficially own approximately 33.0% of our outstanding common stock, and our officers and directors beneficially own, in the aggregate, approximately 40.7% of our outstanding stock. The percentage of our shares owned by our directors and officers as set forth in the preceding sentence includes the shares owned by partnerships and a limited liability company managed by Frontenac Company because two of our directors are affiliates of Frontenac Company and are therefore deemed to beneficially own those shares. These stockholders, if acting together, have the ability to substantially influence the election of directors and other corporate actions. In addition, these partnerships and this limited liability company, if acting together, also have the ability to substantially influence the election of directors and other corporate actions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

Our management could apply the proceeds of any offering made pursuant to a registration statement to uses that do not increase our market value or improve our operating results.

        We intend to apply the net proceeds from any offering made pursuant to a registration statement to repay debt, to acquire other business and technologies and for working capital and other general corporate purposes. We have not reserved or allocated the net proceeds for any specific purpose, and we cannot state with certainty how our management will use the net proceeds. Accordingly, our management will have considerable discretion in applying the net proceeds. We may use the net proceeds for purposes that do not result in any increase in our market value or improve our results of operations.

Provisions of our charter and bylaws and Delaware law make a takeover of our company more difficult.

        Our basic corporate documents and Delaware law contain provisions that might enable our management to resist an attempt to take over our company. For example, our board of directors can issue shares of common stock and preferred stock without stockholder approval, and the board could issue stock to dilute and adversely affect various rights of a potential acquiror. Other provisions of our charter and bylaws that could deter or prevent a third party from acquiring us include:

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

Future sales of shares of our common stock and the resulting dilution that would occur with such sales could cause the market price of our common stock to decline.

        Sales of a substantial number of shares of common stock in the public market in the course of any offering made pursuant to a registration statement, including any subsequent registration statement, or the perception that such sales could occur, could materially adversely affect the market price of our common stock and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate. As of February 20, 2004, we had 8,459,422 shares of common stock outstanding.

Item 2. Properties

        As of December 27, 2003, we leased 10 offices and 1 warehouse at various U.S. locations for an aggregate of approximately 247,700 square feet in 5 states. Following the acquisition of Matcom on January 21, 2004, our leased space consists of 24 offices and 2 warehouses at various U.S. locations for an aggregate of approximately 329,300 square feet in 13 states. This includes 3 offices (8,750 square feet) that are sub-leased through the remaining term of our primary leases.

        Our corporate offices are located at 12012 Sunset Hills Road, Reston, Virginia in approximately 68,000 square feet of leased space. Our other major offices are located in Colorado Springs, Colorado, Rockville, Maryland, and Arlington, Virginia. Our Colorado Springs properties consist of approximately 68,000 square feet under a lease that expires in November 2005 and approximately 35,000 square feet under a lease that expires in April 2006. Our Rockville office consists of approximately 24,000 square feet under a lease expiring in November 2011. Our Arlington office consists of approximately 14,100 square feet under a lease that expires in December 2012. In addition, we have employees who work on engagements at other smaller operating locations around the United States.

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

Item 4. Submission of Matters To a Vote of Security Holders

        The Company had no matters submitted to stockholders for their consideration during the fourth quarter ended December 27, 2003.

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

        Since November 12, 2002, SI International's common stock has been publicly traded on the Nasdaq National Market under the symbol "SINT." Prior to November 12, 2002, SI International's common stock was not publicly traded. The high and low sales prices of SI International's common stock for the time period indicated below, as reported by the Nasdaq National Market, were:

	High	Low
Year ended December 28, 2002:
Fourth Quarter (from November 12, 2002)	$14.20	$10.20
Year ended December 27, 2003:
First Quarter	$12.38	$6.75
Second Quarter	$13.23	$7.47
Third Quarter	$19.89	$12.45
Fourth Quarter	$20.90	$14.25

        As of February 24, 2004, there were approximately 48 holders of record of SI International's common stock. As of February 24, 2004, the closing price of SI International's common stock was $22.08.

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

        Payment of expenses were directly made to persons or entities other than our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities, or our affiliates.

        Our net offering proceeds after expenses were approximately $47,069,573. From November 15, 2002 until December 28, 2002 we used $31.1 million to repay outstanding borrowings under our credit facility, $10.1 million to repay loans directly received from several of our stockholders, and $1.4 million to repurchase outstanding warrants. The remaining proceeds, approximately $4.5 million, were used as a part of the source of funds for the acquisition of Matcom in January 2004.

Item 6. Selected Financial Data

        The selected financial data presented below for our 2003, 2002 and 2001 fiscal years, and as of the end of our 2003 and 2002 fiscal years, are derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data presented below for our 2000 and 1999 fiscal years, and as of the end of our 2001, 2000 and 1999 fiscal years are derived from our audited consolidated financial statements not included in this Form 10-K. You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Our fiscal year is based on the calendar year and ends each year on the Saturday closest to December 31 of that year. All fiscal years shown below include 52 weeks.

	Fiscal Year
	SI International, Inc.
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$168,287	$149,351	$146,583	$120,580	$33,891
Costs and expenses:
Direct costs	101,940	91,240	87,071	71,868	20,731
Indirect costs	51,569	49,404	49,495	40,509	11,646
Depreciation	2,009	1,988	1,653	992	198
Amortization	—	—	3,586	3,088	517

Total operating expenses	155,518	142,632	141,805	116,457	33,092
Income from operations	12,769	6,719	4,778	4,123	799
Other income (expense)	—	—	—	(157)	2
Interest expense	(606)	(3,319)	(3,451)	(4,023)	(419)
Minority interests	—	(118)	(144)	—	—
Change in fair value of put warrants	—	640	(1,255)	(265)	—

Income (loss) before provision for income taxes	12,163	3,922	(72)	(322)	382
Provision for income taxes	4,784	1,439	657	424	271

Net income	7,379	2,483	(729)	(746)	111

Dividends on redeemable cumulative preferred stock	—	1,954	2,052	1,505	251

Net income (loss) attributable to common stockholders	$7,379	$529	$(2,781)	$(2,251)	$(140)

Earnings (loss) per common share:
Basic earnings (loss) per share	$0.87	$0.16	$(1.06)	$(0.86)	$(0.06)
Diluted earnings (loss) per share	0.87	(0.03)	(1.06)	(0.86)	(0.06)
Balance Sheet Data (at period end):
Cash and cash equivalents	$23,252	$10,856	$470	$198	$218
Working capital	39,708	29,937	16,103	9,599	(4,258)
Total assets	106,627	92,315	80,461	82,970	31,380
Total debt, including capital lease obligations	530	658	40,082	39,595	14,559
Total stockholders' equity (deficit)	81,547	73,977	(2,431)	350	2,601
Other Financial Data:
EBITDA(1)	$14,778	$8,707	$10,017	$8,046	$1,516
Capital expenditures	1,291	1,653	2,577	1,884	267
Net cash provided by (used in) operations	16,079	5,680	1,697	(874)	(116)
Net cash used in investing activities	(1,291)	(1,653)	(2,577)	(36,215)	(16,701)
Net cash provided by (used in) financing activities	(2,392)	6,359	1,152	37,069	16,931

(1)
EBITDA is defined as GAAP net income (loss) plus interest expense, income taxes, depreciation and amortization, change in the value of put warrants and minority interest.

(2)
EBITDA as calculated by us may be calculated differently than EBITDA for other companies. We have provided EBITDA because we believe it is a commonly used measure of financial performance in comparable companies and is provided to help investors evaluate companies on a consistent basis, as well as to enhance an understanding of our operating results. EBITDA should not be construed as either:

•
an alternative to net income (loss), as an indicator of our operating performance; or

•
as an alternative to cash flows as a measure of liquidity.

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

        Backlog is our estimate of the amount of future revenue we expect to realize over the remaining life of awarded contracts and task orders as of the measurement date. Accordingly, all statements regarding the amount of our backlog are forward-looking statements and are subject to the risks and uncertainties referred to above and elsewhere in this Form 10-K.

        Our fiscal year is based on a calendar year and ends each year on the Saturday closest to December 31 of that year. As a result, our fiscal year may be comprised of 52 or 53 weeks. Our 2003, 2002 and 2001 fiscal years each had 52 weeks.

Overview

        During the past year, SI International experienced growth in our key focus areas. Department of Defense as a customer concentration has continued to grow more rapidly which can be attributed to two primary drivers. The DoD budget was approved well before its civilian budget counterparts, and the push for defense transformation increased. The DoD budget imperative has been a catalyst for early adoption of the defense appropriation legislation and a smoother allocation of the associated funding. This process has allowed our customers to effectively execute their IT and Network Solution plans. Our view of the next three to five years is consistent with the pattern established in 2002 and 2003.

        Virtually all of the DoD efforts in which SI International is engaged either directly support or are closely related to DoD Transformation goals. However, we will continue to segment our focus areas in terms of Homeland Defense, IT Modernization, Mission-critical Outsourcing, and Defense Transformation. It is important that we reflect our customer's evolving priorities through our characterization of the programs in each focus area.

        We are, first and foremost, a provider of information technology and network solutions to the Federal Government. Our clients include the U.S. Air Force Space Command, U.S. Army, the Department of State, the Immigration and Naturalization Service, which has now transitioned to become the Bureau of Citizenship and Immigration Services in the Department of Homeland Security, and the intelligence community. The addition of Matcom will allow us to continue to support our existing customer base, while strengthening our position with the US Army, US Navy, US Air Force Electronic Systems Center, and US Department of Agriculture, and opening new client relationships with the Federal Retirement Thrift Investment Board, and National Institutes of Health. We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, which assist our clients in achieving mission success.

        In fiscal 2003 and fiscal 2002, we received 93.7% and 92.9%, respectively, of our revenues from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors, and 6.3% and 7.1%, respectively, of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense includes revenue generated from work performed under engagements for both the Department of Defense and the intelligence community.

	Fiscal Year
	2003	2002	2001
Department of Defense	54.5%	49.0%	45.0%
Federal civilian agencies	39.2%	43.9%	43.4%
Commercial entities	6.3%	7.1%	11.6%

Total revenue	100.0%	100.0%	100.0%

        As a result of the acquisition of Matcom, the percentage of our revenues attributable to the Department of Defense may decrease marginally, the percentage of our revenue attributable to federal civilian agencies may marginally increase, and the percentage of our revenue attributable to commercial entities, including international operations, may decrease marginally.

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

	Fiscal Year
	2003	2002	2001
Prime contract revenue	84.3%	82.9%	82.1%
Subcontract revenue	15.7%	17.1%	17.9%

Total revenue	100.0%	100.0%	100.0%

        As a result of the acquisition of Matcom, we believe the percentage of our prime contract revenue may decrease slightly.

        Our services are provided under three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Fiscal Year
	2003	2002	2001
Cost reimbursable	38.3%	40.6%	39.7%
Time and materials	35.1%	42.1%	41.4%
Fixed price	26.6%	17.3%	18.9%

Total	100.0%	100.0%	100.0%

        As a result of the acquisition of Matcom, we anticipate that during fiscal year 2004 that the percentage of our revenue attributable to time and materials contracts may increase meaningfully, that the percentage of our revenue attributable to fixed price contracts may decrease slightly, and that the percentage of our revenue attributable to cost reimbursable contracts may decrease meaningfully.

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

        Under fixed price contracts, we perform specific tasks for a fixed price. Compared to cost reimbursable and time and materials contracts, fixed price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed price contracts may include either a product delivery or specific service performance over a defined period. Revenue on fixed price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis. While a substantial number of these contracts are generally less than six months in duration, we have several multi-year contracts of this type in which the customer has the option to extend the contractual term beyond the current term.

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

        Approximately 36.0% of our revenue recognized during fiscal 2003 was derived from contracts that we expect will become subject to competitive bids prior to the end of government fiscal 2004. As a result of the acquisition of Matcom, we believe the percentage of our revenue subject to competitive bids prior to the end of the government fiscal year will decrease. We actively monitor our relationships with our clients during our engagements, as well as the quality of the service we provide, to assist in our efforts to win recompetition bids. In addition, we strive to maintain good relationships with a wide variety of government contractors.

Recent Events

        On January 21, 2004, we completed the purchase of Matcom, a provider of information technology, systems engineering, logistics, and training. The acquisition supports our strategic growth plan to expand into new vertical markets and enhance the portfolio of capabilities we provide to the Federal Government. Under the terms of the agreement, SI International acquired Matcom for $65.8 million in cash. The transaction also includes an earnout provision of $7.9 million in the form of SI International subordinated notes if Matcom achieves certain short-term revenue objectives. The transaction was funded through cash-on-hand and borrowings under the company's credit facility, which has been increased to $80 million.

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a % of revenues for the periods indicated.

	Fiscal Year
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	60.6	61.1	59.4
Indirect costs	30.6	33.1	33.8
Depreciation	1.2	1.3	1.1
Amortization	0.0	0.0	2.4

Total operating expenses	92.4	95.5	96.7

Income from operations	7.6	4.5	3.3
Interest expense	(0.4)	(2.2)	(2.4)
Minority interests	0.0	(0.1)	(0.1)
Change in fair value of put warrants	0.0	0.4	(0.8)

Income (loss) before provision for income taxes	7.2	2.6	—
Provision for income taxes	2.8	1.0	0.5

Net income (loss)	4.4%	1.6%	(0.5)%

Fiscal year 2003 compared with fiscal year 2002

        Revenue.    For the fiscal year ended December 27, 2003, our revenues increased 12.7% to $168.3 million from $149.4 million for the same period in 2002. Revenues from work under Federal Government contracts increased 13.6% to $157.7 million from $138.8 million for the same period in 2002. This increase was attributable to new contract awards, successful recompetition wins on existing programs and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing. Commercial and other revenues decreased 0.9% to $10.6 million in 2003 from $10.6 million in 2002. This decrease was attributable to our continued focus on opportunities for the Federal Government.

        Direct costs.    Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For fiscal 2003, direct costs increased 11.7% to $101.9 million from $91.2 million for fiscal 2002. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 60.6% for fiscal 2003 as compared to 61.1% for fiscal 2002.

        Indirect costs.    Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For fiscal 2003, indirect costs increased 4.4% to $51.6 million from $49.4 million for the same period in 2002. This $2.2 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs.

        Depreciation.    For fiscal 2003, depreciation increased by 1.1% to $2.01 million from $1.99 million for the same period in 2002. As a percentage of revenue, depreciation was 1.2% for fiscal 2003 as compared to 1.3% for the same period in fiscal 2002.

        Amortization.    In compliance with SFAS 142, Goodwill and Other Intangible Assets, we discontinued the amortization of goodwill effective December 30, 2001. Accordingly, there was no amortization for the fiscal years ended December 27, 2003 and December 28, 2002.

        Income from operations.    For fiscal 2003, income from operations increased 90.0% to $12.8 million from $6.7 million for the same period in 2002. This increase was attributable primarily to the decrease of both direct and indirect costs as a percentage of revenue. As a percentage of revenue, income from operations was 7.6% for fiscal 2003 as compared to 4.5% in fiscal 2002. We anticipate continued improvement in our operating margin.

        Interest expense.    For fiscal 2003, interest expense declined 81.7% to $0.6 million from $3.3 million for the same period in 2002. This decline was attributable primarily to the repayment of debt following our initial public offering in November 2002. As a percentage of revenue, interest expense was 0.4% for fiscal 2003 as compared to 2.2% for the same period in fiscal 2002. We anticipate an increase in interest expense in fiscal year 2004 due to amounts borrowed under our current credit facility, which was made in connection with the acquisition of Matcom.

        Provision for income taxes.    The provision for income tax was $4.8 million in fiscal 2003, compared to a provision of $1.4 million for the comparable period in 2001. Our fiscal year 2003 tax provision represents an effective tax rate of 39.3%. Our fiscal 2002 tax provision represents an effective tax rate of 36.7%. Our effective tax rate is greater than the federal statutory rate of 34% due primarily to state income tax rates.

        Dividends.    For fiscal year 2003, dividends on cumulative preferred stock decreased to $0 from $2.0 million for fiscal year 2002. This decrease was attributable to the conversion of preferred stock to common stock on November 12, 2002 in connection with our initial public offering.

Fiscal year 2002 compared to fiscal year 2001

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

        Interest expense.    For fiscal 2002, interest expense declined 3.8% to $3.3 million from $3.5 million for the same period in 2001. This decline was attributable primarily to the significant decline in interest rates and repayment of debt, partially offset by the $0.5 million charge for the early termination of our previous credit facility as required under the terms of that credit facility as part of our initial public offering in November 2002. As a percentage of revenue, interest expense was 2.2% for fiscal 2002 as compared to 2.4% for the same period in fiscal 2001.

        Provision for income taxes.    The provision for income taxes increased from $0.7 million in fiscal 2001 to $1.4 million in fiscal 2002. Our fiscal 2002 and 2001 tax provision represents an effective tax rate, which is greater than the federal statutory rate of 34% due to nondeductible charges for put warrants, and goodwill amortization.

        Dividends.    For fiscal 2002, dividends on cumulative preferred stock decreased to $2.0 million from $2.1 million for fiscal 2001. This decrease was attributable to the conversion of preferred stock to common stock on November 12, 2002 in connection with our initial public offering.

Supplemental Quarterly Information

        The following table sets forth quarterly unaudited consolidated financial data for the fiscal quarters of 2003 and 2002, expressed in dollars and as a percentage of total revenues for the respective periods. We believe that this unaudited financial information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for each period. All of the fiscal quarters reflected in the following table had thirteen weeks. Some unevenness of revenue from quarter to quarter exists primarily because of the timing of purchases of materials necessary to perform certain obligations under our C4I2SR contract with U.S. Air Force Space Command.

	Fiscal Year 2003				Fiscal Year 2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(dollars in thousands)
Revenue	$41,324	$40,724	$42,082	$44,157	$33,463	$35,407	$38,378	$42,103
Costs and expenses:
Direct costs	25,026	24,264	25,837	26,813	19,145	21,856	24,427	25,812
Indirect costs	13,163	13,167	12,318	12,921	11,718	13,923	10,838	12,925
Depreciation	512	486	497	514	481	515	523	469
Total operating expenses	38,701	37,917	38,652	40,248	31,344	36,294	35,788	39,206

Income (loss) from operations	2,623	2,807	3,430	3,909	2,119	(887)	2,590	2,897
Interest expense	(162)	(146)	(161)	(137)	(697)	(657)	(659)	(1,305)
Minority interests	—	—	—	—	(38)	(39)	(41)	—
Change in fair value of put warrants	—	—	—	—	(90)	(301)	1,031	—
Provision (benefit) for income taxes	973	1,052	1,290	1,470	564	(689)	819	746

Net income (loss)	$1,488	$1,609	$1,979	$2,302	$730	$(1,195)	$2,102	$846

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	60.6	59.6	61.3	60.7	57.2	61.7	63.7	61.3
Indirect costs	31.9	32.3	29.3	29.3	35.0	39.3	28.2	30.7
Depreciation	1.2	1.2	1.2	1.2	1.4	1.5	1.4	1.1
Amortization	—	—	—	—	—	—	—	—

Total operating expenses	93.7	93.1	91.8	91.2	93.6	102.5	93.3	93.1

Income (loss) from operations	6.3	6.9	8.2	8.8	6.4	(2.5)	6.7	6.9
Interest expense	(0.4)	(0.4)	(0.4)	(0.3)	(2.1)	(1.9)	(1.8)	(3.1)
Minority interests	—	—	—	—	(0.1)	(0.1)	(0.1)	—
Change in fair value of put warrants	—	—	—	—	(0.3)	(0.9)	2.7	—
Provision (benefit) for income taxes	2.3	2.6	3.1	3.3	1.7	(1.9)	2.1	1.8

Net income (loss)	3.6%	3.9%	4.7%	5.2%	2.2%	(3.5)%	5.4%	2.0%

Liquidity and Capital Resources

        Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We have historically relied primarily on cash flow from operations, borrowings under our credit facility and from some of our stockholders and the sale of common and preferred stock to provide for our cash needs. In connection with the acquisition of Matcom International Corporation which closed on January 21, 2004, the Company amended its credit facility to increase borrowing capacity from $35 million to $80 million and to extend the term to January 21, 2008. The Company used approximately $15 million from cash-on-hand and the amended credit facility to acquire Matcom International Corporation.

        Net cash provided by (used in) operations was $16.1 million for fiscal 2003, $5.7 million for fiscal 2002, and $1.7 million for fiscal 2001. Cash provided by operations in fiscal 2003 was attributable to net income of $7.4 million plus depreciation, amortization and other non-cash items of $2.8 million and a decrease in working capital of $5.9 million. Cash provided by operations in fiscal 2002 was attributable to net income of $2.5 million plus depreciation, amortization and other non-cash items of $2.3 million and a decrease in working capital of $0.9 million. Cash provided by operations in fiscal 2001 was attributable to depreciation and amortization of $5.2 million and a change in fair value of put warrants of $1.3 million offset in part by a net loss of $0.7 million, a decrease in other non-cash charges of $0.6 million, and an increase of $3.3 million related to changes in working capital.

        Cash used in investing activities was $1.3 million for fiscal 2003, $1.7 million for fiscal 2002, and $2.6 million in fiscal 2001. In fiscal 2003 we invested $1.3 million in capital assets. In fiscal 2002 we invested $1.7 million in capital assets. In fiscal 2001, we invested $2.6 million in capital assets. Investments in capital assets are comprised primarily of computer and office equipment and furniture and fixtures.

        Cash used in financing activities was $2.4 million in fiscal 2003. Cash provided by financing activities was $6.4 million for fiscal 2002 and $1.2 million in fiscal 2001. Cash used in financing activities for fiscal year 2003 was attributable to repayments of bank overdrafts of $2.2 million, $0.2 million partial repayment of an outstanding note from the acquisition of Systems Technology Associates (see Acquisitions), and payments for our capital leases of $0.1million. Cash provided by financing activities for fiscal year 2002 was attributable to the proceeds from issuances of common stock of $47.1 million and the issuance of exchangeable notes in the amount of $4.3 million to the unit holders of SI International, L.L.C., offset by the repayment of all debt in the amount of $43.4 million, the repurchase of warrants held by the bank in the amount of $1.4 million and payments on our long term capital leases of $0.2 million. Cash provided by financing activities in fiscal 2001 was attributable to the proceeds from the issuance of exchangeable notes in the amount of $5.0 million to the unit holders, including Frontenac VII Limited Partnership and Frontenac Masters VII Limited Partnership, of SI International, L.L.C., our principal stockholder, net borrowings against our line of credit of $0.2 million and increase in bank overdrafts of $0.9 million, offset by repayments of notes payable of $3.5 million and repayments of long-term debt of $1.4 million.

        Cash and cash equivalents as of the end of fiscal 2003, fiscal 2002, and fiscal 2001 were $23.3 million, $10.9 million, $0.5 million, respectively.

        Following the closing of our initial public offering on November 12, 2002, we entered into a new $35.0 million secured revolving credit facility (the 2002 credit facility) with Wachovia Bank, N.A. acting as Administration Agent for a consortium of lenders. We replaced all letters of credit outstanding under our prior credit facility with letters of credit issued under the new facility. For the fiscal years ended December 27, 2003 and December 28, 2002 we did not have any borrowings under the 2002 credit facility. In connection with the acquisition of Matcom International Corporation on January 21, 2004, we amended our credit facility to increase the borrowing capacity from $35 million to $80 million and extended the term to January 21, 2008.

        The amended credit facility includes a $30 million term loan and a $50 million revolving credit facility. Under the term loan, we are required to make three $1.5 million quarterly principal payments starting on June 30, 2004, eight $1.875 million quarterly principal payments starting on March 31, 2004, three $2.25 million quarterly principal payments starting on March 31, 2007, and a final $3.75 million principal payment on December 31, 2007.

        The amended credit facility permits us, subject to our compliance with financial and nonfinancial covenants and customary conditions, to make up to $50.0 million of revolving credit borrowings and also provides for the issuance of letters of credit, although the amount of available revolving credit borrowings are reduced by the amount of any outstanding letters of credit issued under the facility. See "Risk Factors—Our indebtedness and debt service obligations may increase substantially and we will be subject to restriction under debt instruments."

        Any borrowings outstanding under the facility will, at our option, bear interest either at floating rates equal to LIBOR plus a spread ranging from 275 to 350 basis points or a specified base rate plus a spread ranging from 175 to 250 basis points, with the exact spread determined upon the basis of our ratio of outstanding indebtedness to our earnings before interest, taxes, and depreciation and amortization expense, as defined in the new credit facility.

        We and each of our existing and future subsidiaries are jointly and severally liable with respect to the payment of all borrowings and other amounts due and performance of all obligations under the new credit facility. The new credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock of our existing and future subsidiaries. The new credit facility requires us to make mandatory prepayments of outstanding borrowings, with a corresponding reduction in the maximum amount of borrowings available under the facility, with net proceeds from certain insurance recoveries and asset sales, and with 100% of the net proceeds from debt issuances, and with 50% of the net proceeds from certain equity issuances subject to specified exceptions. Also, the new credit facility includes a number of restrictive covenants including, among other things, limitations on our leverage and capital expenditures, limitations on our ability to incur additional indebtedness or liens, requirements that we maintain minimum ratios of cash flow to fixed charges and prohibitions on payment of dividends on our capital stock, limitations on our ability to enter into mergers, acquisitions or sales of our assets, and prohibitions on certain transactions among our subsidiaries and affiliated companies. The new credit facility also contains events of default, including, among other events, any transaction resulting in a new stockholder or group of stockholders acquiring control of our board of directors or ownership of greater than 40% of our outstanding capital stock, any default by us under any material government contract or other material contract to which we are a party, the suspension of our ability to enter into contracts with the federal, state or local governments generally. See "Risks Related to our Business—Our indebtedness and debt service obligations may increase substantially and we will be subject to restrictions under debt instruments."

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

Tabular Disclosure of Contractual Obligations

        Our contractual obligations as of December 27, 2003 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Capital Lease	217	148	69	—	—
Operating Lease	34,506	4,649	8,002	7,331	14,524
Total	34,723	4,797	8,071	7,331	14,524

        Purchase obligations related to existing contracts are with the Federal Government and, in the event any contracts are terminated, we would have the ability to submit a termination claim for outstanding purchases.

        In connection with our acquisition of Matcom, we borrowed $30 million in long-term debt repayable as follows: $4.5 million in 2004, $15 million during the period 2005-2007, $10.5 million during the period 2008-2010. As of January 21, 2004, we borrowed an additional $19 million for the acquisition of Matcom under our revolving line of credit, which is reflected as current liabilities on our Balance Sheet.

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

        For cost reimbursable contracts with fixed fees and fixed price contracts, we estimate the applicable fees earned as costs are incurred or services are provided. This process requires estimation of the contemplated level of effort to accomplish the tasks under contract, the cost of such effort and ongoing assessment towards completing the contract. We utilize a number of management processes to monitor contract performance and revenue estimates, including monthly in-process reviews. For cost reimbursable contracts with performance-based fees, we estimate the applicable fees earned based on historical experience and performance evaluations from our customers. For fixed price contracts that are based on unit pricing, we recognize revenue for the number of units delivered in any given fiscal period. For fixed price contracts that are based on the proportionate performance method and involve a specified number of similar acts, we recognize revenue based on the proportion of those acts completed compared to the number of total specified acts required by the contract. For fixed price contracts that are based on the proportionate performance method and involve a specified number of defined but not similar acts, we recognize revenue based on the proportion of the project's percentage total costs incurred compared to the estimated total costs associated with the entire transaction. Occasionally, facts may develop that require revisions to estimated total costs or revenues expected. The cumulative effect of any such revisions is recorded in the period in which the facts requiring the revision become known. The full amount of anticipated losses on any contract type are recognized in the period in which they become known.

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

Item 8. Financial Statements and Supplementary Data.

        The consolidated financial statements of SI International, Inc. are submitted on pages F-1 through F-22 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

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

        As of December 27, 2003, under the supervision and with the participation of SI International's management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 27, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in SI International's periodic SEC filings.

        During the Company's fourth fiscal quarter, there were no significant changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

        The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the definitive proxy statement of SI International, Inc. for its 2004 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  Documents filed as part of this Report

  1.
  Financial Statements.

  A.
  Report of Independent Auditors

  B.
  Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002

  C.
  Consolidated Statements of Operations for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001

  D.
  Consolidated Statements of Stockholders' Equity for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001

  E.
  Consolidated Statements of Cash Flows for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001

  F.
  Notes to Consolidated Financial Statements

  2.
  Supplementary Financial Data.

      Schedule II—Valuation and Qualifying Accounts

    3.
    Exhibits.

      The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

      (a)
      Reports on Form 8-K

      •
      Current Report on Form 8-K on December 18, 2003, disclosing the issuance of a press release announcing that we had entered into a definitive agreement to acquire Matcom International Corporation.

      (b)
      Exhibits.

      •
      See Item 14(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2004.

SI INTERNATIONAL, INC.
By:	/s/ RAY J. OLESON Ray J. Oleson Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date
/s/ RAY J. OLESON Ray J. Oleson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2004
/s/ THOMAS E. DUNN Thomas E. Dunn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2004
/s/ CHARLES A. BOWSHER Charles A. Bowsher	Director	March 10, 2004
/s/ JAMES E. CRAWFORD, III James E. Crawford, III	Director	March 10, 2004
/s/ WALTER J. CULVER Walter J. Culver	Vice Chairman and Director	March 10, 2004
/s/ WALTER C. FLORENCE Walter C. Florence	Director	March 10, 2004
/s/ GENERAL R. THOMAS MARSH General R. Thomas Marsh (USAF-Ret.)	Director	March 10, 2004
/s/ EDWARD H. SPROAT Edward H. Sproat	Director	March 10, 2004

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger among the Company, Link Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company, Matcom International Corporation, and the stockholders of Matcom International Corporation, dated as of December 17, 2003, as amended by the First Amendment to Agreement and Plan of Merger, dated as of January 21, 2004 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 28, 2004 and incorporated herein by reference). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc., hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission.)
3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-87964) filed on October 25, 2002 (the "Third Amendment) and incorporated herein by reference).
3.2	Amended and Restated Bylaws, as amended (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1/A (File No. 333-87964) filed on November 8, 2002 (the "Fifth Amendment) and incorporated herein by reference).
4.1	Registration Rights Agreement, as amended (filed as Exhibit 4.1 to the Third Amendment and incorporated herein by reference).
4.2	Specimen Certificate of our common stock (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1/A (File No. 333-87964) filed on November 5, 2002 (the "Fourth Amendment) and incorporated herein by reference).
4.3	Stock Purchase Agreement, as amended (filed as Exhibit 4.3 to the Fifth Amendment and incorporated herein by reference).
4.4	Amendment to Stock Purchase Agreements (filed as Exhibit 4.4 to the Fourth Amendment and incorporated herein by reference).
10.1	Form of 2002 Stock Incentive Plan (filed as Exhibit 10.1 to the Third Amendment and incorporated herein by reference).
10.2	January 2001 Nonqualified Stock Option Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1/A (File No. 333-87964) filed on June 24, 2002 (the "First Amendment) and incorporated herein by reference).
10.3	SI International, Inc. 2001 Service Award Stock Option Plan (filed as Exhibit 10.3 to the First Amendment and incorporated herein by reference).
10.4	1998 Stock Option Plan (filed as Exhibit 10.5 to the First Amendment and incorporated herein by reference).
10.5	Credit Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 12, 2002 and incorporated herein by reference) and amended and restated by amendment no.1 (which includes as an exhibit the revised credit agreement and which is filed herewith).
10.6	Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.6 to the Third Amendment and incorporated herein by reference).
10.7	Executive Employment Agreement with Walter J. Culver (filed as Exhibit 10.7 to the Third Amendment and incorporated herein by reference).
10.8	Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.8 to the Third Amendment and incorporated herein by reference).
10.9	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference).

10.10	Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.10 to the Third Amendment and incorporated herein by reference).
10.11	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
21.1	Subsidiaries of the registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of SI International, Inc.:

        We have audited the accompanying consolidated balance sheets of SI International, Inc. (a Delaware corporation) and subsidiaries (as defined in Note 1) as of December 27, 2003 and December 28, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI International, Inc. and subsidiaries (as defined in Note 1) as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

                      /s/ Ernst & Young LLP

McLean, Virginia
February 10, 2004

SI International, Inc. and Subsidiaries
(See Note 1)
Consolidated balance sheets
As of December 27, 2003 and December 28, 2002
(Amounts in thousands, except share and per share data)

	December 27, 2003	December 28, 2002
Assets
Current assets:
Cash and cash equivalents	$23,252	$10,856
Accounts receivable, net	34,007	31,901
Deferred tax asset	2,100	848
Prepaid insurance	1,201	877
Prepaid expenses	835	1,187
Other current assets	461	829

Total current assets	61,856	46,498
Property and equipment, net	3,768	4,542
Goodwill	39,829	39,829
Other assets	1,174	1,446

Total assets	$106,627	$92,315

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,300	$6,523
Accrued expenses	2,794	993
Accrued bonus	2,939	—
Accrued compensation	2,817	2,721
Accrued vacation	2,858	2,475
Current portion of notes payable	340	480
Current portion of capital lease obligation	125	94
Deferred revenue	3,975	1,074
Other current liabilities	—	2,201

Total current liabilities	22,148	16,561

Other long-term liabilities	2,932	1,777
Stockholders' equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 8,451,507 and 8,439,741 shares issued and outstanding as of December 27, 2003 and December 28, 2002, respectively	85	85
Additional paid-in capital	75,704	75,682
Deferred compensation	(340)	(509)
Retained earnings (accumulated deficit)	6,098	(1,281)

Total stockholders' equity	81,547	73,977

Total liabilities and stockholders' equity	$106,627	$92,315

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc. and Subsidiaries
(See Note 1)
Consolidated statements of operations
For the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001
(Amounts in thousands, except per share data)

	Fiscal Year
	2003	2002	2001
Revenue	$168,287	$149,351	$146,583
Costs and expenses:
Direct costs	101,940	91,240	87,071
Indirect costs	51,569	49,404	49,495
Depreciation	2,009	1,988	1,653
Amortization	—	—	3,586

Total operating expenses	155,518	142,632	141,805

Income from operations	12,769	6,719	4,778
Interest expense	(606)	(3,319)	(3,451)
Minority interests	—	(118)	(144)
Change in fair value of put warrants	—	640	(1,255)

Income (loss) before provision for income taxes	12,163	3,922	(72)
Provision for income taxes	4,784	1,439	657

Net income (loss)	7,379	2,483	(729)
Dividends on redeemable cumulative preferred stock	—	1,954	2,052

Net income (loss) attributable to common stockholders	$7,379	$529	$(2,781)

Earnings (loss) per common share:
Basic net income (loss) per common share	$0.87	$0.16	$(1.06)

Diluted net income (loss) per common share	$0.87	$(0.03)	$(1.06)

Basic weighted-average shares outstanding	8,446	3,382	2,631

Diluted weighted-average shares outstanding	8,488	3,516	2,631

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc. and Subsidiaries
(See Note 1)
Consolidated statements of stockholders' equity
For the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001
(Amounts in thousands, except share data)

			Stockholders' equity (deficit)
	Redeemable cumulative preferred stock
			Common stock				Retained earnings (Accumulated deficit)
					Additional paid-in Capital	Deferred compensation
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2000	21,372	$23,128	2,626,469	27	$1,192	—	$(869)	$350
Issuance of common stock for cash	—	—	5,393	—	48	—	—	48
Issuance of SI Telecom minority shares	—	—	—	—	(27)	—	—	(27)
Issuance of SI Telecom warrants	—	—	—	—	(33)	—	—	(33)
Compensatory stock option grants	—	—	—	—	142	$(130)	—	12
Dividends on redeemable preferred stock	—	2,052	—	—	(1,322)	—	(730)	(2,052)
Net loss	—	—	—	—	—	—	(729)	(729)

Balance, December 29, 2001	21,372	25,180	2,631,862	27	—	(130)	(2,328)	(2,431)
Compensatory stock option grants	—	—	—	—	518	(379)	—	139
Dividends on redeemable preferred stock	—	1,954	—	—	(518)	—	(1,436)	(1,954)
Exchange of SI redeemable preferred stock for SI common stock	(21,372)	(27,134)	1,938,119	19	27,115	—	—	27,134
Exchange of SI Telecom Junior participating preferred shares for SI common stock	—	—	12,034	—	1,396	—	—	1,396
Exchange of SI Telecom common stock for SI common stock	—	—	316	—	27	—	—	27
Conversion of put warrants	—	—	7,410	—	113	—	—	113
Offering Proceeds, net of offering costs	—	—	3,850,000	39	47,031	—	—	47,070
Net income	—	—	—	—	—	—	2,483	2,483

Balance, December 28, 2002	—	—	8,439,741	85	75,682	(509)	(1,281)	73,977
Exercise of stock options	—	—	11,766	—	67	—	—	67
Compensatory stock option grants/amortization of deferred compensation	—	—	—	—	(37)	169	—	132
Offering costs	—	—	—	—	(8)	—	—	(8)
Net income	—	—	—	—	—	—	7,379	7,379

Balance, December 27, 2003	—	$—	8,451,507	$85	$75,704	$(340)	$6,098	$81,547

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc. and Subsidiaries
(See Note 1)
Consolidated statements of cash flows
For the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001
(Amounts in thousands)

	Fiscal Year
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$7,379	$2,483	$(729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,009	1,988	5,239
Loss on disposal of fixed assets	178	—	—
Stock-based compensation	132	139	12
Deferred income tax provision	(98)	(537)	(1,182)
Amortization of deferred financing costs and debt discount	379	1,190	292
Change in fair value of put warrants	—	(640)	1,255
Minority interests	—	118	144
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,106)	(984)	270
Other current assets	(266)	154	(128)
Other assets	(106)	(268)	(17)
Accounts payable and accrued expenses	4,996	1,099	(3,942)
Deferred revenue	2,901	623	451
Other long term liabilities	681	315	32

Net cash provided by operating activities	16,079	5,680	1,697
Cash flows from investing activities:
Purchase of property and equipment, net	(1,291)	(1,653)	(2,577)

Net cash used in investing activities	(1,291)	(1,653)	(2,577)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	47,070	48
Proceeds from exercise of stock options	59	—	—
Proceeds from (repayments of) bank overdrafts	(2,201)	846	882
Borrowings under line of credit	—	78,035	89,593
Repayments of line of credit	—	(92,246)	(89,391)
Repayments of notes payable	(140)	(900)	(3,460)
Repayments of long-term debt and borrowings from stockholders	(29,184)	(1,375)
Repayments of capital lease obligations	(110)	(171)	(145)
Proceeds from borrowings from stockholders	—	4,309	5,000
Redemption of put warrants	—	(1,400)	—

Net cash provided by (used in) financing activities	(2,392)	6,359	1,152

Net increase in cash and cash equivalents	12,396	10,386	272
Cash and cash equivalents, beginning of period	10,856	470	198

Cash and cash equivalents, end of period	$23,252	$10,856	$470

Supplemental disclosures of cash flow information:
Cash payments for interest	$339	$1,806	$2,897
Cash payments for income taxes	$3,920	$2,255	$907
Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$122	$—	$149

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

1.     Business:

        SI International, Inc. (the Company or SI), was incorporated on October 14, 1998, under the laws of the state of Delaware. The Company is a provider of information technology and network solutions with the Federal Government as a major client. The Company offers a broad spectrum of solutions and services, including design, development, implementation and operations to assist clients in achieving their missions. The Company combines technological and industry experience to provide solutions through service offerings in the areas of information technology applications, systems engineering, network and telecom engineering and outsourcing.

        On January 1, 2001, the Company separated its telecommunications operations, which it obtained pursuant to an acquisition in fiscal year 2000, by contributing the net assets of the telecommunications operations to a sister company, SI International Telecom Corporation (SI Telecom), in exchange for 5,000 shares of senior participating preferred stock in SI Telecom (SI Telecom Transaction). Warrant holders and options holders of the Company received warrants and options in SI Telecom, and the existing minority shareholders in SI received a comparable minority ownership in SI Telecom. In addition, SI International, L.L.C. (SI L.L.C.), the majority owner of SI, contributed $1.1 million in cash and received 44,624 shares of SI Telecom junior participating preferred stock (see Note 13). Upon completion of these transactions, the effective ownership structure of SI Telecom on a fully diluted basis was identical with the ownership of SI. Both SI and SI Telecom were owned in majority by SI L.L.C.

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

Reporting periods

        The Company's fiscal year ends on the Saturday nearest but prior to December 31. All fiscal years presented include 52 weeks. The Company's quarters end on the Saturday nearest to the applicable quarterly month-end.

Cash and cash equivalents

        The Company considers all investments with maturities of three months or less at the date of purchase to be cash equivalents.

        The balance of checks the Company has written, but have not yet been presented to the bank for payment, of $0 million and $2.2 at December 27, 2003 and December 28, 2002, respectively, have been classified in other current liabilities in the accompanying consolidated balance sheets.

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

        Fixed price contracts may include either a product delivery or specific service performance throughout a period. For fixed price contracts that are based on unit pricing, the Company recognizes revenue for the number of units delivered in any given fiscal period. For fixed price contracts that are based on the proportionate performance method and involve a specified number of similar acts, the Company recognizes revenue based on the proportion of those acts completed compared to the number of total specified acts required by the contract. For fixed price contracts that are based on the proportionate performance method and involve a specified number of defined but not similar acts, the Company recognizes revenue based on the proportion of the project's percentage total costs incurred compared to the estimated total costs associated with the entire transaction. For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues and associated contract costs are recognized upon product delivery and customer acceptance.

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

Significant customers

        Revenue generated from contracts with the Federal Government, both directly and through other prime contractors, accounted for a significant percentage of revenues in the fiscal years 2003, 2002, and 2001.

	% of revenues
	Fiscal year
	2003	2002	2001
Department of Defense	54.5%	49.0%	45.0%
Federal civilian agencies	39.2	43.9	43.4
Commercial entities	6.3	7.1	11.6

Total revenue	100.0%	100.0%	100.0%

        We had only one contract that generated more than 10% of our revenue for fiscal year 2001. For the fiscal years ended December 27, 2003 and December 28, 2002, we had two contracts that generated more than 10% of our revenue. For the fiscal year 2003, fiscal 2002, and fiscal 2001, revenue from our C4I2SR contract with the U.S. Air Force Space Command represented approximately 22%, 23%, and 19%, respectively, of total revenue. Our National Visa Center contract with the Department of State represented approximately 14% and 11% of total revenue for the fiscal years ended December 27, 2003 and December 28, 2002, respectively.

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

Deferred financing costs

        Costs incurred in raising debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	December 27, 2003	December 28, 2002
Deferred loan costs	$1,120	$1,093
Accumulated amortization	(421)	(42)

	$699	$1,051

        During 2002, the Company wrote off approximately $886,000 of deferred loan costs and debt discounts related to its credit facility, which was paid off in 2002. The $532,000 after-tax effect of this write-off was previously classified as an extraordinary item—early extinguishment of debt and was reclassified as interest expense upon adoption of SFAS No. 145 in 2003. Amortization of deferred financing costs was $379,000, $805,000 and $172,000 in fiscal years 2003, 2002, and 2001, respectively.

Impairment of long-lived assets

        Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets." Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. The Company believes that no such impairment existed in December 27, 2003 and December 28, 2002. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change.

Deferred revenue

        At the end of fiscal years 2003 and 2002, SI Telecom received advance payments of approximately $3,908,000 out of the $3,975,000 total deferred revenue and $1,074,000, respectively, from a customer to purchase equipment to be used in a contract. The advances are reflected as deferred revenue as of December 27, 2003 and December 28, 2002 in the accompanying consolidated balance sheets.

Fair value of financial instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and long-term debt. In management's opinion, the carrying amounts of these financial instruments approximate their fair values at December 27, 2003 and December 28, 2002.

Stock-based compensation

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003.

        Had compensation costs for the Company's stock options been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Fiscal Year
	2003	2002	2001
Net income (loss)—as reported	$7,379	$2,483	$(729)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards	132	139	12

Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards	(945)	(480)	(263)

Net income (loss)—Pro forma	6,566	2,142	(980)
Dividends on redeemable cumulative preferred stock	—	(1,954)	(2,052)

Net income (loss) attributable to common stockholders—Pro forma	$6,566	$188	$(3,032)

Basic earnings (loss) per share—as reported	$0.87	$0.16	$(1.06)

Diluted earnings (loss) per share—as reported	$0.87	$(0.03)	$(1.06)

Basic earnings (loss) per share—Pro forma	$0.78	$0.06	$(1.15)

Diluted earnings (loss) per share—Pro forma	$0.77	$(0.13)	$(1.15)

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001:

	Fiscal Year
	2003	2002	2001
Risk-free interest rate	4%	4%	4%
Expected life of options	9 years	7 years	7 years
Expected stock price volatility	70%	70%	133%
Expected dividend yield	0%	0%	0%

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

        Options and warrants to purchase 290,536 shares that were outstanding at December 29, 2001, and were not included in the computation of diluted loss per share as their effect, by their terms, would be anti-dilutive.

        The following details the computation of net income (loss) per common share:

	Fiscal Year
	2003	2002	2001
Income (loss)	$7,379	$2,483	$(729)
Less: Dividends on redeemable cumulative preferred stock	—	1,954	2,052

Income (loss) attributable to common stockholders — Basic	7,379	529	(2,781)
Diluted effect of change in value of put warrants	—	640	—

Net income (loss) attributable to common stockholders — Diluted	$7,379	$(111)	$(2,781)
Weighted average share calculation:
Basic weighted average share outstanding	8,446	3,382	2,631
Treasury stock effect of stock options	42	40	—
Treasury stock effect of put warrants	—	94	—

Diluted weighted average shares outstanding	8,488	3,516	2,631

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

        The Company adopted each statement in its 2002 fiscal year. The adoption of these accounting standards has resulted in a reclassification of the previously identified intangible asset, assembled workforce into goodwill and the cessation of goodwill amortization at the beginning of fiscal year 2002. The carrying value of assembled workforce was $4.0 million and goodwill was $34.9 million, as of December 29, 2001. Amortization related to goodwill and assembled workforce was approximately $3.6 million in fiscal year 2001. SFAS No. 142 requires a two-step approach in assessing goodwill for impairment and then measuring impairment, if it exists. The Company completed its annual impairment tests as of September 28, 2002 and September 27, 2003. The analysis indicated that no impairment of goodwill exists; however, future impairment reviews may result in the recognition of such impairment.

        The Company adopted SFAS No. 142 on December 30, 2001. A reconciliation of previously reported net income (loss) and earnings (loss) per share with the amounts adjusted for the exclusion of goodwill and assembled workforce amortization net of related income tax effect follows (in thousands):

	Fiscal year
	2003	2002	2001
Reported net income (loss) attributable to common stockholders	$7,379	$529	$(2,781)
Goodwill and assembled workforce amortization, net of tax benefit	—	—	2,595

Adjusted net income (loss) attributable to common stockholders	$7,379	$529	$(186)

Earnings (loss) per common share:
Reported basic earnings (loss) per common share	$0.87	$0.16	$(1.06)
Effect of goodwill and assembled workforce amortization	—	—	0.99

Adjusted basic earnings (loss) per common share	$0.87	$0.16	$(0.07)

Reported diluted earnings (loss) per common share	$0.87	$(0.03)	$(1.06)
Goodwill and assembled workforce amortization per common share	—	—	0.99

Adjusted diluted earnings (loss) per common share	$0.87	$(0.03)	$(0.07)

        Goodwill is carried net of accumulated amortization of approximately $7.2 million. Amortization expense of approximately $0, $0, and $3.6 million was recorded in fiscal years 2003, 2002, and 2001, respectively.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Among other things, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145 for its 2003 fiscal year, the Company reclassified its 2002 extraordinary loss to be included within income from operations.

3.     Subordinated Debt:

        On March 9, 2000, the Company purchased all of the outstanding common stock of SI International Engineering, Inc., formerly System Technology Associates, Inc. (SI Engineering), for consideration of approximately $33.0 million in cash and $4.8 million in subordinated notes in a transaction accounted for as a purchase. The subordinated notes bear interest at the prime rate plus 2% with $3.8 million due in March 2001, subject to collection of certain accounts receivable, and $1.0 million due in March 2002. Approximately $4.3 million of the notes were repaid at maturity in March 2001 and 2002 and an additional $140,000 was repaid during fiscal 2003. Payments of approximately $340,000 of these notes had been withheld by the Company as of December 27, 2003 since certain accounts receivable have not been fully collected.

4.     Accounts receivable:

        Accounts receivable consists of the following (in thousands):

	December 27, 2003	December 28, 2002
Billed accounts receivable	$18,215	$18,377
Unbilled accounts receivable:
Currently billable	13,137	11,926
Unbilled retainages and milestones payments expected to be billed within the next 12 months	3,127	2,054
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates (see Note 10)	768	640

Total unbilled accounts receivable	17,032	14,620
Allowance for doubtful accounts	(1,240)	(1,096)

Accounts receivable, net	$34,007	$31,901

        The currently billable amounts included as unbilled accounts receivable as of December 27, 2003 represent amounts which are billed during the first quarter of the subsequent year. They are billings for services rendered prior to year-end, which are billed once necessary billing data has been collected and an invoice produced.

        Long-term unbilled accounts receivable of approximately $0 and $400,000 as of December 27, 2003 and December 28, 2002, respectively, are included in other assets in the accompanying consolidated balance sheets.

5.     Property and equipment:

        Property and equipment consist of the following (in thousands):

	December 27, 2003	December 28, 2002
Computers and equipment	$6,389	$5,620
Software	1,914	1,810
Furniture and fixtures	1,339	1,216
Leasehold improvements	676	692

	10,318	9,338
Less—Accumulated depreciation and amortization	(6,550)	(4,796)

	$3,768	$4,542

        Property and equipment includes assets financed under capital lease obligations of approximately $178,000 and $272,000, net of accumulated depreciation, as of December 27, 2003 and December 28, 2002, respectively.

        Depreciation expense of approximately $2.0 million, $2.0 million, and $1.7 million was recorded in fiscal years 2003, 2002 and 2001, respectively.

7.     Accounts payable and accrued expenses:

        Accounts payable and accrued expenses consists of the following (in thousands):

	December 27, 2003	December 28, 2002
Accounts payable	$6,965	$6,660
Accrued compensation and benefits	5,675	5,216
Other accrued liabilities	5,068	836

Accounts payable and accrued expenses	$17,708	$12,712

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

        The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows (in thousands):

	December 27, 2003	December 28, 2002
Deferred tax assets (liabilities):
Accounts payable and accrued expenses	$1,420	$1,203
Allowance for doubtful accounts	491	438
Net operating loss	808	292
Deferred rent	410	—
Other	189	159

Total deferred tax asset	3,318	2,092
Prepaid expenses	—	(289)
Intangible assets	(1,805)	(784)
Unbilled revenue	(658)	(514)
Depreciation and amortization	(587)	(307)
Other	—	(28)

Total deferred tax liability	(3,050)	(1,922)

Net deferred tax asset (liability)	$268	$170

        SI Telecom has approximately $2,040,000 in net operating loss carryforwards, which will expire in 2021. These losses can only be used to offset income generated by SI Telecom. Management believes that it is more likely than not that these net operating loss carryforwards will be benefited on a future tax return and therefore no valuation allowance was required

        The provision for income taxes consists of the following for the fiscal years (in thousands):

	Fiscal year
	2003	2002	2001
Current provision:
Federal	$4,301	$1,075	$730
State	581	201	408
Deferred provision (benefit):
Federal	(86)	147	(367)
State	(12)	16	(114)

Provision for income taxes	$4,784	$1,439	$657

        A reconciliation of income taxes at the Federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	2003	2002	2001
Income taxes at the Federal statutory income tax rate	$4,257	$1,324	$(25)
State income taxes, net of Federal benefit	370	128	194
Change in fair value of put warrants	—	(217)	426
Amortization of non-deductible goodwill	—	—	134
Other, net	157	204	(72)

Provision for income taxes	$4,784	$1,439	$657

9.     Debt:

        Debt consists of the following (in thousands):

	December 27, 2003	December 28, 2002
Credit facilities:
Line of credit at December 28, 2002 and December 27, 2003, bears interest at LIBOR plus 200 to 275 base points or a specified base rate plus 100 to 175 base points, interest due monthly, principal due November 15, 2005.	$—	$—
Notes payable:
Indemnification note payable, bears interest at the prime rate plus 2%, interest due quarterly	340	480

Total debt	$340	$480

        The Company's bank credit facility prior to the completion of the Offering (the 2001 Credit Facility), consisted of an $18.0 million revolving line of credit, $17.0 million of senior loans and $5.0 million of subordinated loans. Borrowings under the revolving credit facility bore interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 3.25% and matured in 2006 or, if earlier, the date on which the senior loans under the facility were paid in full. The senior loans bore interest at a floating rate equal to LIBOR plus 3.5% and matured in 2006. The subordinated loans bore interest at a floating rate equal to LIBOR plus 5.5% and matured in 2007.

        The new credit facility (the 2002 Credit Facility) consists of $35.0 million secured revolving credit arrangement with Wachovia Bank, N.A. acting as Administration Agent for a consortium of lenders.

        The 2002 Credit Facility permitted the Company, subject to compliance with financial and nonfinancial covenants and customary conditions, to make up to $35.0 million of revolving credit borrowings and also provided for the issuance of letters of credit, although the amount of available revolving credit borrowings was reduced by the amount of any outstanding letters of credit issued under the facility. Borrowings outstanding under the facility, bore interest either at floating rates equal to LIBOR plus a spread ranging from 200 to 275 basis points or a specified base rate plus a spread ranging from 100 to 175 basis points, with the exact spread determined upon the basis of the ratio of outstanding indebtedness to earnings before interest, taxes, and depreciation and amortization expense, as defined in the 2002 credit facility.

        The Company and each of its existing and future subsidiaries were jointly and severally liable with respect to the payment of all borrowings and other amounts due and performance of all obligations under the 2002 Credit Facility. The 2002 Credit Facility was secured by a pledge of substantially all of the current and future tangible and intangible assets, as well as those of current and future subsidiaries, including accounts receivable, inventory and capital stock of existing and future subsidiaries. The 2002 Credit Facility included a number of restrictive covenants including, among other things, limitations on leverage and capital expenditures, limitations on the Company's ability to incur additional indebtedness or liens, requirements that the Company maintain minimum ratios of cash flow to fixed charges and of cash flow to interest, prohibitions on payment of dividends on the Company's capital stock, limitations on the Company's ability to enter into mergers, acquisitions or sales of the Company's assets, and prohibitions on certain transactions among subsidiaries and affiliated companies. The 2002 Credit Facility contained events of default, including, among other events, any transaction resulting in a new stockholder or group of stockholders acquiring control of the Company's board of directors or ownership of greater than 40% of the Company's outstanding capital stock, any material default by the Company under any material government contract to which the Company is a party, the suspension of the Company's ability to enter into contracts with the federal, state or local governments generally, or the loss by the Company of any material customer.

        The Company amended the 2002 credit facility in January 2004 as discussed in Note 15.

Borrowings from stockholders

        In March 2001 and September 2002, the Company borrowed from stockholders $5.0 million and $4.3 million, respectively, bearing interest at 8.5% per annum, compounded annually. In connection with the initial public offering, the Company used the net proceeds from the offering to repay all amounts outstanding on the borrowings from stockholders.

10.   Commitments and contingencies:

Leases

        As of December 27, 2003, the Company has noncancelable operating leases, primarily for real estate that expire over the next nine years. Rental expense during fiscal year 2003, 2002 and 2001 was approximately $5.4 million, $4.5 million and $3.7 million, respectively.

        Future minimum lease payments under noncancelable operating and capital leases as of December 27, 2003 are as follows (in thousands):

Fiscal year	Capital	Operating
2004	$148	$4,649
2005	44	4,412
2006	25	3,590
2007	—	3,615
2008	—	3,716
Thereafter	—	14,524

Total minimum lease payments	217	$34,506

Less—Interest element of payment	(27)

Present value of future minimum lease payments	190
Current portion	125

	$65

        Subsequent to the purchase of Matcom, the Company assumed certain capital and operating leases held at the time of purchase.

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

Litigation and claims

        We are a party to litigation and legal proceedings that we believe to be a part of the ordinary course of our business. While we cannot predict the ultimate outcome of these matters, we currently believe, that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position. We may become involved in other legal and governmental, administrative or contractual proceedings in the future.

11.   Put warrants.

        On March 9, 2000, the Company issued warrants to purchase 99,166 shares of Non-Voting Common Stock to a lender (Warrants) in conjunction with the Tranche B subordinated note of the 2000 Credit Agreement. The holder of the Warrants had a right to demand mandatory redemption of the Warrants for cash pursuant to certain terms provided for in the Warrant Agreement at a redemption price based on fair market value, as defined in the Warrant Agreement.

        In accordance with Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company classified the Warrants as a liability due to the cash redemption (put) feature. At issuance and at each reporting date, the Warrants were marked to their then current fair value with changes in fair value reflected in earnings. At issuance, the Warrants were valued using a fair value option-pricing model with the following assumptions: no dividends, an expected life of 60 months, the period from the issuance to the earliest redemption date, a risk free interest rate of 6.6% and volatility of 50%. At December 30, 2000 the following assumptions were used to value the Warrants: no dividends, an expected life of 50 months, the period from December 30, 2000 to the earliest redemption date, a risk free interest rate of 6.0% and volatility of 50%. The change in the fair value of the Warrants at December 30, 2000 of approximately $265,000 was charged to earnings in fiscal year 2000 and reflected as change in fair value of put warrants in the accompanying consolidated statements of operations. At December 29, 2001, the Company measured the fair value of the Warrants using the following assumptions: no dividends, an expected life of 38 months, the period from December 29, 2001 to the earliest redemption date, a risk free interest rate of 4.4% and volatility of 133%. The change in the fair value of the Warrants at December 29, 2001 of approximately $1.3 million was charged to earnings in fiscal years 2001 and 2002. In connection with the initial public offering, the Company redeemed according to its terms 91,343 shares of the outstanding warrants with cash of $1.4 million and converted the remaining 7,555 shares of outstanding warrants to common stock. A credit to earnings of $0.6 million in fiscal year 2002 was recorded to reflect the settlement of the Warrants.

12.   Redeemable preferred stock:

        The Company had redeemable preferred stock that is nonconvertible and nonvoting. The preferred stock was redeemable in the event of an initial public offering upon written request of a majority of the holders and also upon a change of control, as defined. The redemption price was $1,000 per share plus any accumulated and unpaid dividends.

        The preferred stock accrued dividends daily at 8.5% per annum, calculated based on its liquidation value of $1,000 per share, plus accumulated and unpaid dividends. Preferred dividends in 2003, 2002 and 2001 were approximately $0, $2.0 million, and $2.1 million, respectively, and had been reflected as an addition to the redemption balance of the preferred stock.

        Immediately prior to its initial public offering, the Company exchanged in full its 21,372 shares of the outstanding preferred stock for 1,938,119 shares of common stock.

13.   Stockholders' equity:

Common stock

        In November 2002, the Company completed its initial public offering. The Company issued 3,850,000 shares of common stock for total net proceeds of approximately $47.1 million. Immediately prior to the initial public offering, the Company completed a series of transactions related to common stock. First, the Company exchanged all of its outstanding preferred stock for 1,938,119 shares of common stock. Second, it exchanged SI Telecom junior participating preferred, which was classified as minority interest for 12,034 shares of SI common stock. Third, it exchanged SI Telecom voting common stock held by minority shareholders for 316 shares of SI common stock. Finally, it converted a portion of its put warrants to 7,410 shares of common stock.

Minority interests in SI Telecom

        In fiscal 2001, SI Telecom issued 44,627 shares of junior participating preferred stock (the Junior Preferred) and 1,080,000 shares of SI Telecom voting common stock to SI L.L.C. Amounts related to these instruments are classified as minority interests in the statements of operations. Prior to the completion of the initial public offering, 44,627 shares of the junior participating preferred stock were exchanged according to its terms to 44,627,445 shares of SI Telecom voting common stock which were exchanged to 12,034 shares of SI common stock, and 1.1 million shares of SI Telecom voting common stock were exchanged to 316 shares of SI common stock.

Stock option plans

        The Company's stockholders approved various stock option plans to award up to approximately 1,874,000 shares of its common stock to directors, consultants, executives, and other key employees of the Company and its affiliates. The Company's option activity is as follows:

	Shares subject to options	Shares exercisable	Weighted-average exercise price
Balance, December 30, 2000	208,057		$8.53
2001 grants	52,718		9.27
2001 forfeitures	(65,500)		(9.27)

Balance, December 29, 2001	195,275		$8.34
Options exercisable at December 29, 2001		145,398	5.80
Converted from SITEL	1,001		556.26
2002 grants	781,030		13.80
2002 forfeitures	(1,226)		(10.76)

Balance, December 28, 2002	976,080		$13.27
Options exercisable at December 28, 2002		342,649	3.40
2003 grants	165,741		12.37
2003 exercise	(11,766)		(5.68)
2003 forfeitures	(79,002)		(13.17)

Balance, December 27, 2003	1,051,053		$13.18

Options exercisable at December 27, 2003		275,699	12.47

        The following table shows the number of options, the weighted average remaining life, and the options exercisable for each exercise price of options outstanding at December 27, 2003.

	Number of Options	Exercise Price	Weighted Average Remaining Life	Options Exercisable
	707	556.26	4.1	347
	28,846	19.42	9.5	5,670
	685,960	14.02	8.9	151,566
	128,010	11.48	9.1	1,750
	195,373	9.19	4.4	105,126
	12,157	1.58	2.1	11,127

Total	1,051,053			275,586

        These options vest 20% on each anniversary of the date of grant. The weighted-average remaining contractual life of the stock options outstanding as of December 27, 2003 and December 28, 2002 was 8.0 years and 6.2 years, respectively.

        During its fiscal year ended 2001 and continuing into the fiscal year ended 2002, the Company issued options with exercise prices which were less than the fair value of SI's common stock at the date of option grant. Total deferred compensation related to these option grants was $518,000 for the fiscal year ended December 28, 2002 and $142,000 for the fiscal year ended December 29, 2001. This deferred compensation will be amortized to expense over the related option's vesting period, which is generally five years. Such non-cash stock-based compensation expense totaled $132,000 in fiscal year 2003 and $139,000 during fiscal year 2002.

        The weighted-average fair value of stock options granted in fiscal year 2003, 2002 and 2001 was $7.80, $9.25 and $3.55, respectively.

14.   Retirement plans:

        SI has a defined contribution 401(k) Retirement/Savings Plan (the Plan) to provide retirement benefits for all eligible employees of the Company. Employees are eligible to participate in the Plan beginning on the first of the month following the start of employment and attainment of age 21. Under the Plan, eligible employees may contribute from 1% to 15% of pre-tax compensation. The Plan also allows after-tax contribution up to 5% of compensation. At its discretion, the Company may make an annual matching contribution and an annual profit-sharing contribution. In fiscal year 2001, the Company merged its three defined contributions plans and transferred their assets into the Plan. For both fiscal years 2002 and 2001, there was no profit-sharing contribution made to the Plan by the Company. A profit-sharing contribution of $370,000 which will be made in 2004 has been established for fiscal year 2003 by the Company. The Company's matching contribution to the Plan for fiscal years 2003, 2002 and 2001 was approximately $0.7 million, $0.9 million and $1.8 million, respectively.

15.   Subsequent Events (unaudited):

        On January 21, 2004, the Company completed the purchase of all of the outstanding shares of Matcom International Corporation, a provider of information technology, systems engineering, logistics, and training. Under the terms of the agreement, SI International acquired Matcom International Corporation for $65.8 million in cash. The transaction also includes an earnout provision of $7.9 million in the form of SI International subordinated notes if Matcom International Corporation achieves certain short-term revenue objectives. The transaction was funded through cash-on-hand and borrowings under the Company's amended credit facility (2004 credit facility), which increased the borrowing capacity from $35 million to $80 million and extended the term to January 21, 2008.

        The 2004 Credit Facility includes a $30 million term loan and a $50 million revolving credit facility. Under the term loan, the Company is required to make three $1.5 million quarterly principal payments starting on June 30, 2004, eight $1.875 million quarterly principal payments starting on March 31, 2004, three $2.25 million quarterly principal payments starting on March 31, 2007, and a final $3.75 million principal payment on December 31, 2007.

        The 2004 Credit Facility permits the Company, subject to its compliance with financial and nonfinancial covenants and customary conditions, to make up to $50.0 million of revolving credit borrowings and also provides for the issuance of letters of credit, although the amount of available revolving credit borrowings are reduced by the amount of any outstanding letters of credit issued under the facility.

        Any borrowings outstanding under the facility will, at the Company's option, bear interest either at floating rates equal to LIBOR plus a spread ranging from 275 to 350 basis points or a specified base rate plus a spread ranging from 175 to 250 basis points, with the exact spread determined upon the basis of its ratio of outstanding indebtedness to its earnings before interest, taxes, and depreciation and amortization expense, as defined in the new credit facility.

SI International, Inc. and Subsidiaries
(See Note 1 to Consolidated Financial Statements)
Schedule II—Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Acquired in business combinations	Deductions	Balance at end of period
For the fiscal year ended December 29, 2001
Deducted from assets accounts:
Allowance for doubtful accounts	500	140	—	10	630
For the fiscal year ended December 28, 2002
Deducted from assets accounts:
Allowance for doubtful accounts	630	472	—	6	1,096
For the fiscal year ended December 27, 2003
Deducted from assets accounts:
Allowance for doubtful accounts	1,096	144	—	—	1,240