Form 10-K/A
period 2003-12-27
SI INTERNATIONAL INC
filed 2004-04-28
CIK 1143363

Use these links to rapidly review the document
SI INTERNATIONAL, INC. FORM 10-K/A INDEX
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

Common Stock, $0.01 par value per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

        The aggregate market value of SI International, Inc. Common Stock held by non-affiliates of the registrant as of June 27, 2003 was $59,858,992.

        As of March 4, 2004, there were 8,461,122 shares of SI International, Inc. Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Certain portions of the registrant's annual report to stockholders for the fiscal year ended December 27, 2003 are incorporated by reference into Part II of this Form 10-K/A. Certain portions of the definitive proxy statement to be used in connection with SI International, Inc.'s annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 27, 2003, are incorporated by reference into Part III of this Form 10-K/A.

 SI INTERNATIONAL, INC.
FORM 10-K/A
INDEX

 INTRODUCTION

        This Amendment No. 1 to SI International, Inc.'s annual report on Form 10-K for the fiscal year ended December 27, 2003 is being refiled in its entirety to correct certain typographical errors.

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

        Some of the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K/A constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the section captioned "Business-Risk Factors," as well as any cautionary language in this Form 10-K/A, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K/A. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

Recent Events

        On January 21, 2004, we completed the purchase of MATCOM International Corp, or MATCOM, a provider of information technology, systems engineering, logistics, and training. The acquisition supports our strategic growth plan to expand into new vertical markets and enhance the portfolio of capabilities it provides to the Federal Government. We are currently in the process of integrating MATCOM into our business. Under the terms of the merger agreement, we acquired MATCOM for $65.8 million in cash. The transaction also included an earnout provision of $7.9 million in the form of subordinated notes of SI International if MATCOM achieves certain short-term revenue objectives.

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

Item 6. Selected Financial Data

        The selected financial data presented below for our 2003, 2002 and 2001 fiscal years, and as of the end of our 2003 and 2002 fiscal years, are derived from our audited consolidated financial statements included in this Form 10-K/A. The selected financial data presented below for our 2000 and 1999 fiscal years, and as of the end of our 2001, 2000 and 1999 fiscal years are derived from our audited consolidated financial statements not included in this Form 10-K/A. You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K/A. Our fiscal year is based on the calendar year and ends each year on the Saturday closest to December 31 of that year. All fiscal years shown below include 52 weeks.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the consolidated financial statements and related notes included elsewhere in this Form 10-K/A. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below, in "Item 1-Business-Risk Factors" and elsewhere in this Form 10-K/A. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-K/A.

        Backlog is our estimate of the amount of future revenue we expect to realize over the remaining life of awarded contracts and task orders as of the measurement date. Accordingly, all statements regarding the amount of our backlog are forward-looking statements and are subject to the risks and uncertainties referred to above and elsewhere in this Form 10-K/A.

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

Liquidity and Capital Resources

        Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We have historically relied primarily on cash flow from operations, borrowings under our credit facility and from some of our stockholders and the sale of common and preferred stock to provide for our cash needs. In connection with the acquisition of MATCOM which closed on January 21, 2004, the Company amended its credit facility to increase borrowing capacity from $35 million to $80 million and to extend the term to January 21, 2008. The Company used approximately $15 million from cash-on-hand and the amended credit facility to acquire MATCOM.

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

        Following the closing of our initial public offering on November 12, 2002, we entered into a new $35.0 million secured revolving credit facility (the 2002 credit facility) with Wachovia Bank, N.A. acting as Administration Agent for a consortium of lenders. We replaced all letters of credit outstanding under our prior credit facility with letters of credit issued under the new facility. For the fiscal years ended December 27, 2003 and December 28, 2002 we did not have any borrowings under the 2002 credit facility. In connection with the acquisition of MATCOM on January 21, 2004, we amended our credit facility to increase the borrowing capacity from $35 million to $80 million and extended the term to January 21, 2008.

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

PART III

        The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K/A has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the definitive proxy statement of SI International, Inc. for its 2004 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

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

      (a)
      Reports on Form 8-K

      •
      Current Report on Form 8-K on December 18, 2003, disclosing the issuance of a press release announcing that we had entered into a definitive agreement to acquire MATCOM.

      (b)
      Exhibits.

      •
      See Item 14(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 2004.

SI INTERNATIONAL, INC.
By:	/s/ RAY J. OLESON Ray J. Oleson Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date
/s/ RAY J. OLESON Ray J. Oleson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 27, 2004
/s/ THOMAS E. DUNN Thomas E. Dunn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 27, 2004

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger among the Company, Link Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company, Matcom International Corporation, and the stockholders of Matcom International Corporation, dated as of December 17, 2003, as amended by the First Amendment to Agreement and Plan of Merger, dated as of January 21, 2004 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 28, 2004 and incorporated herein by reference). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc., hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission.)
3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-87964) filed on October 25, 2002 (the "Third Amendment) and incorporated herein by reference).
3.2	Amended and Restated Bylaws, as amended (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1/A (File No. 333-87964) filed on November 8, 2002 (the "Fifth Amendment) and incorporated herein by reference).
4.1	Registration Rights Agreement, as amended (filed as Exhibit 4.1 to the Third Amendment and incorporated herein by reference).
4.2	Specimen Certificate of our common stock (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1/A (File No. 333-87964) filed on November 5, 2002 (the "Fourth Amendment) and incorporated herein by reference).
4.3	Stock Purchase Agreement, as amended (filed as Exhibit 4.3 to the Fifth Amendment and incorporated herein by reference).
4.4	Amendment to Stock Purchase Agreements (filed as Exhibit 4.4 to the Fourth Amendment and incorporated herein by reference).
10.1	Form of 2002 Stock Incentive Plan (filed as Exhibit 10.1 to the Third Amendment and incorporated herein by reference).
10.2	January 2001 Nonqualified Stock Option Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1/A (File No. 333-87964) filed on June 24, 2002 (the "First Amendment) and incorporated herein by reference).
10.3	SI International, Inc. 2001 Service Award Stock Option Plan (filed as Exhibit 10.3 to the First Amendment and incorporated herein by reference).
10.4	1998 Stock Option Plan (filed as Exhibit 10.5 to the First Amendment and incorporated herein by reference).
10.5	Credit Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 12, 2002 and incorporated herein by reference) and amended and restated by amendment no.1 (which includes as an exhibit the revised credit agreement and which is filed herewith).
10.6	Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.6 to the Third Amendment and incorporated herein by reference).
10.7	Executive Employment Agreement with Walter J. Culver (filed as Exhibit 10.7 to the Third Amendment and incorporated herein by reference).
10.8	Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.8 to the Third Amendment and incorporated herein by reference).
10.9	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference).

10.10	Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.10 to the Third Amendment and incorporated herein by reference).
10.11	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
21.1	Subsidiaries of the registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

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

SI International, Inc. and Subsidiaries
(See Note 1)
Consolidated statements of cash flows
For the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001
(Amounts in thousands)

	Fiscal Year
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$7,379	$2,483	$(729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,009	1,988	5,239
Loss on disposal of fixed assets	178	—	—
Stock-based compensation	132	139	12
Deferred income tax provision	(98)	(537)	(1,182)
Amortization of deferred financing costs and debt discount	379	1,190	292
Change in fair value of put warrants	—	(640)	1,255
Minority interests	—	118	144
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,106)	(984)	270
Other current assets	(266)	154	(128)
Other assets	(106)	(268)	(17)
Accounts payable and accrued expenses	4,996	1,099	(3,942)
Deferred revenue	2,901	623	451
Other long term liabilities	681	315	32

Net cash provided by operating activities	16,079	5,680	1,697
Cash flows from investing activities:
Purchase of property and equipment, net	(1,291)	(1,653)	(2,577)

Net cash used in investing activities	(1,291)	(1,653)	(2,577)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	47,070	48
Proceeds from exercise of stock options	59	—	—
Proceeds from (repayments of) bank overdrafts	(2,201)	846	882
Borrowings under line of credit	—	78,035	89,593
Repayments of line of credit	—	(92,246)	(89,391)
Repayments of notes payable	(140)	(900)	(3,460)
Repayments of long-term debt and borrowings from stockholders	—	(29,184)	(1,375)
Repayments of capital lease obligations	(110)	(171)	(145)
Proceeds from borrowings from stockholders	—	4,309	5,000
Redemption of put warrants	—	(1,400)	—

Net cash provided by (used in) financing activities	(2,392)	6,359	1,152

Net increase in cash and cash equivalents	12,396	10,386	272
Cash and cash equivalents, beginning of period	10,856	470	198

Cash and cash equivalents, end of period	$23,252	$10,856	$470

Supplemental disclosures of cash flow information:
Cash payments for interest	$339	$1,806	$2,897
Cash payments for income taxes	$3,920	$2,255	$907
Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$122	$—	$149

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

15.   Subsequent Events (unaudited):

        On January 21, 2004, the Company completed the purchase of all of the outstanding shares of MATCOM, a provider of information technology, systems engineering, logistics, and training. Under the terms of the agreement, SI International acquired MATCOM for $65.8 million in cash. The transaction also includes an earnout provision of $7.9 million in the form of SI International subordinated notes if MATCOM achieves certain short-term revenue objectives. The transaction was funded through cash-on-hand and borrowings under the Company's amended credit facility (2004 credit facility), which increased the borrowing capacity from $35 million to $80 million and extended the term to January 21, 2008.

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