Form 10-Q
period 2004-03-27
SI INTERNATIONAL INC
filed 2004-05-11
CIK 1143363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 27, 2004

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

☐ Yes ☒ No

As of May 3, 2004, there were 8,468,616 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 27, 2004	December 27, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,453	$23,252
Accounts receivable, net	52,061	34,007
Other current assets	6,751	4,597
Total current assets	63,265	61,856
Property and equipment, net	4,993	3,768
Goodwill	94,493	39,829
Intangible assets, net	4,910	—
Other assets	1,774	1,174
Total assets	$169,435	$106,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$26,046	$17,708
Line of credit	16,000	—
Current portion of long-term debt	4,500	—
Current portion of operating lease obligations	941	—
Escrow payable	2,072	—
Deferred revenue	3,975	3,975
Other current liabilities	444	465
Total current liabilities	53,978	22,148
Long-term debt, net of current portion	25,500	—
Long-term operating lease obligations	1,618	—
Other long-term liabilities	4,278	2,932
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 8,463,148 and 8,451,507 shares issued and outstanding as of March 27, 2004 and December 27, 2003, respectively	85	85
Additional paid-in capital	75,827	75,704
Deferred compensation	(307)	(340)
Retained earnings	8,456	6,098
Total stockholders’ equity	84,061	81,547
Total liabilities and stockholders’ equity	$169,435	$106,627

See accompanying notes

SI International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
Unaudited

	Three Months Ended
	March 27, 2004	March 29, 2003

Revenue	$55,970	$41,324
Costs and expenses:
Direct costs	33,529	25,026
Indirect costs, including $32 and $35 of non-cash stock-based compensation in fiscal quarters ended March 27, 2004 and March 29, 2003, respectively	17,309	13,163
Depreciation and amortization	589	512
Amortization of intangible assets	113	—
Total operating expenses	51,540	38,701
Income from operations	4,430	2,623
Interest expense	(534)	(162)
Income before provision for income taxes	3,896	2,461
Provision for income taxes	1,539	973
Net income	$2,357	$1,488

Earnings per common share:
Basic net income per common share	$0.28	$0.18

Diluted net income per common share	$0.27	$0.18

Basic weighted-average shares outstanding	8,458	8,442
Diluted weighted-average shares outstanding	8,833	8,442

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Three Months Ended
	March 27, 2004	March 29, 2003
Cash flows from operating activities:
Net income	$2,357	$1,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	589	512
Amortization of intangible assets	113	—
Loss on disposal of fixed assets	—	168
Deferred income tax provision	1,480	—
Stock-based compensation	32	35
Amortization of deferred financing costs	108	96
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,629)	719
Other current assets	(767)	211
Other assets	469	(1)
Accounts payable and accrued expenses	1,908	509
Deferred revenue	—	(1,017)
Other long term liabilities	97	236
Net cash provided by operating activities	2,757	2,956
Cash flows from investing activities:
Purchase of property and equipment, net	(620)	(518)
Cash paid for acquisition of MATCOM	(65,849)	—
Net cash used in investing activities	(66,469)	(518)
Cash flows from financing activities:
Proceeds from bank overdrafts	—	111
Net borrowings (repayments) under line of credit	16,000	—
Proceeds from long-term debt	30,000	—
Payment of debt issuance costs	(1,176)	—
Repayments of notes payable	—	(137)
Proceeds from exercise of stock options	124	4
Repayments of capital lease obligations	(35)	(22)
Net cash provided by (used in) financing activities	44,913	(44)
Net change in cash and cash equivalents	(18,799)	2,394
Cash and cash equivalents, beginning of period	23,252	10,856
Cash and cash equivalents, end of period	$4,453	$13,250
Supplemental disclosures of cash flow information:
Cash payments for interest	$115	$51
Cash payments (refund) for income taxes	$(77)	$79

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004. For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K/A for the year ended December 27, 2003.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

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

Reporting periods

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest but prior to December 31 of that year, and our fiscal quarters end on the Saturday nearest but prior to the applicable quarterly month end.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  The fiscal quarters presented in this Form 10-Q include 13 weeks.

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

Significant customers

Revenue generated from contracts with the Federal government or prime contractors doing business with the Federal government accounted for a significant percent of revenues in the fiscal quarter ending March 27, 2004 and March 29, 2003.

	Three Months Ended
	March 27, 2004	March 29, 2003

Department of Defense	50.1%	51.6%
Federal civilian agencies	46.1	42.1
Commercial entities	3.8	6.3
Total revenue	100.0%	100.0%

For the first quarter of 2004 as well as the first quarter of 2003, we had two contracts that generated more than 10% of our revenue.  Our C4I2SR contract with the U.S. Air Force Space Command represented approximately 10.6% and 21.3% of total revenue for the quarters ended March 27, 2004 and March 29, 2003, respectively.   Our National Visa Center contract with the Department of State represented approximately 10.2% and 14.5% of total revenue for the quarters ended March 27, 2004 and March 29, 2003, respectively.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	March 27, 2004	December 27, 2003

Deferred loan costs	$2,291	$1,120
Accumulated amortization	(529)	(421)
	$1,762	$699

Deferred revenue

At the end of the quarter ended March 27, 2004 and the fiscal year ended December 27, 2003, we received advance payments of approximately $3,908,000 out of the $3,975,000 total deferred revenue from a customer to purchase equipment to be used in a contract. The advances were reflected as deferred revenue as of March 27, 2004 and December 27, 2003 in the accompanying consolidated balance sheets.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at March 27, 2004 and December 27, 2003.

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS

No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 27, 2003 and has adopted the interim disclosure provisions for its financial reports for the quarter ended March 27, 2004.

	Three Months Ended
	March 27, 2004	March 29, 2003

Net income - as reported	$2,357	$1,488

Add: total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards	32	35

Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards	(865)	(372)

Net income - pro forma	1,524	1,151

Basic earnings per share - as reported	0.28	0.18

Diluted earnings per share - as reported	0.27	0.18

Basic earnings per share - pro forma	0.18	0.14

Diluted earnings per share - pro forma	0.17	0.14

Earnings per share

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

The following details the computation of net income per common share:

	Three Months Ended
	March 27, 2004	March 29, 2003

Net Income – Basic and Diluted	$2,357	$1,488

Weighted average share calculation:

Basic weighted average shares outstanding	8,458	8,442
Treasury stock effect of stock options	375	—

Diluted weighted average shares outstanding	8,833	8,442

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year.

3.                                      Acquisitions:

On January 21, 2004, the Company completed the purchase of MATCOM International Corp., or MATCOM, a provider of information technology, systems engineering, logistics, and training.  Under the terms of the merger agreement, the Company acquired MATCOM for $65.8 million, of which $63.7 million was paid in cash to the seller and $2.1 million was placed in escrow related to seller’s obligations for unforeseen liabilities and collection of certain accounts receivable.  The transaction was funded through cash on hand and borrowings under the credit facility.  Contemporaneously with the closing of the acquisition of MATCOM, we amended our credit facility to increase the maximum amount of available borrowings from $35.0 million to $80.0 million, of which $30.0 million is comprised of a term loan and the remainder of a revolving credit facility, and to extend the maturity of the credit facility to January 21, 2008.  Approximately $54.7 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired and $5.0 million assigned to identifiable intangible assets of contractual customer relationships. The contractual customer relationships are being amortized accelerated over its estimated remaining life of 11 years.

The total purchase price paid, including transaction costs of $1.2 million, was allocated as follows:

Cash	$26
Accounts receivable	14,425
Prepaid expense and other current assets	1,650
Income tax receivable	1,216
Property and equipment	1,195
Accounts payable and accrued expenses	(9,427)
Deferred rent	(31)
Deferred income tax	(1,768)
Contractual customer relationships	5,023
Goodwill	54,664
Total consideration	$66,973

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the three months ended March 27, 2004 and March 29, 2003 as if the above described acquisition had occurred at the beginning of each period presented. This unaudited proforma  information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combination had been in effect for the three months ended March 27, 2004 and March 29, 2003.

	March 27, 2004	March 29, 2003

Revenue	$59,486	$58,185
Net income	$2,508	$1,916
Diluted earnings per share	$0.28	$0.23

4.  Accounts receivable:

Accounts receivable consists of the following (in thousands):

	March 27, 2004	December 27, 2003

Billed accounts receivable	$27,782	$18,215
Unbilled accounts receivable:
Currently billable	22,123	13,137
Unbilled retainages and milestones payments expected to be billed within the next 12 months	2,631	3,127
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	1,053	768
Total unbilled accounts receivable	25,807	17,032
Allowance for doubtful accounts	(1,528)	(1,240)
Accounts receivable, net	$52,061	$34,007

The currently billable amounts included as unbilled accounts receivable as of March 27, 2004 represent amounts, which are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

5.                                      Property and equipment:

Property and equipment consist of the following (in thousands):

	March 27, 2004	December 27, 2003
Computers and equipment	$7,570	$6,389
Software	2,210	1,914
Furniture and fixtures	1,576	1,339
Leasehold improvements	777	676
	12,133	10,318
Less—Accumulated depreciation and amortization	(7,140)	(6,550)
Property and equipment, net	$4,993	$3,768

Property and equipment includes assets financed under capital lease obligations of approximately $146,000 and $178,000, net of accumulated amortization, as of March 27, 2004 and December 27, 2003, respectively.

Depreciation and amortization expense of approximately $0.6 million was recorded in the quarter ended March 27, 2004, compared to $0.5 million in the quarter ended March 29, 2003.

6.                                      Accounts payable and accrued expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 27, 2004	December 27, 2003

Accounts payable	$10,966	$6,965
Accrued compensation and benefits	10,479	5,675
Other accrued liabilities	4,601	5,068
Accounts payable and accrued expenses	$26,046	$17,708

7.                                      Debt:

Debt, which is included in current and long term liabilities in the accompanying balance sheets, consists of the following (in thousands):

	March 27, 2004	December 27, 2003
Credit facilities:

Line of credit at March 27, 2004, bears interest at LIBOR plus 275 to 350 basis points or a specified base rate plus 175 to 250 basis points, interest due monthly, principal due January 21, 2008	$16,000	$—

Term loan at March 27, 2004, bears interest at LIBOR plus 275 to 350 basis points or a specified base rate plus 175 to 250 basis points, interest due monthly, three $1.5 million quarterly principal payments starting on June 30, 2004, eight $1.875 million quarterly principal payments starting on March 31, 2005, three $2.25 million quarterly principal payments starting on March 31, 2007, and a final $3.75 million principal payment on December 31, 2007	30,000	—

Notes payable:
Indemnification note payable	340	340
Total debt	$46,340	$340

The original credit facility (the 2002 credit facility) consisted of $35.0 million secured revolving credit arrangement with Wachovia Bank, N.A. acting as Administration Agent for a consortium of lenders.  With the closing of the acquisition of MATCOM, the Company amended the 2002 credit facility in January 2004. The amended credit facility (the 2004 credit facility) consists of a $30 million term loan and a $50.0 million secured revolving credit arrangement.  The 2004 credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock of our existing and future subsidiaries.  In addition, the Company is required to maintain compliance with financial and nonfinancial covenants.

8.                                      Commitments and contingencies:

Leases

As of March 27, 2004, the Company had noncancelable operating leases, primarily for real estate, that expire over the next ten years. Rental expense during the quarter ended March 27, 2004 was approximately $1.7 million, compared to rental expense of approximately $1.4 million during the quarter ended March 29, 2003.

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

Litigation and claims

From time to time, the Company is involved in litigation, claims and disputes that arise in the ordinary course of its business.  In addition, the Company is subject to audit, review, and investigation by various agencies of the federal government to determine compliance with applicable federal statutes and regulations.  As a Government contractor, the Company is subject to audit by certain federal agencies to determine if the Company’s performance and administration of its government contracts are compliant with contractual requirements and applicable federal statutes and regulations.  While the Company cannot predict the ultimate outcome of legal proceedings, government audits, investigations, claims and disputes to which it is or may be subject, the Company currently believes, based upon information available to us as of the date of this filing, that any ultimate liability arising out of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

9.                                      Stockholders’ equity:

Stock option plan

In 2002, the Company adopted the 2002 Stock Incentive Plan to grant stock options to purchase up to 1,600,000 shares of its common stock to its employees and employees of its affiliates.  In March 2004, the Board of Directors increased the number of reserved shares by 160,000 so that the total number of reserved shares increased from 1,600,000 to 1,760,000.  The terms of the 2002 Stock Incentive Plan state that this ceiling of 1,600,000 shares of common stock shall automatically increase at the beginning of each fiscal year by a number of shares equal to the lesser of 160,000 shares of common stock and an amount determined by the Company’s Board of Directors.  As of March 27, 2004, the Company had issued 1,364,279 stock options under the 2002 Stock Incentive Plan against a ceiling of 1,760,000 shares of common stock authorized under this plan.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward- looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below,  elsewhere in this Form 10-Q and in the section entitled “Risk Factors” in our Form 10-K/A  for the fiscal year ended December 27, 2003.   You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q.

Our fiscal year is based on the calendar year and ends each year on the Saturday closest to but prior to December 31 of that year, and our fiscal quarter ends 13 weeks after the conclusion of the previous fiscal quarter.

References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

Overview

We are, first and foremost, a provider of information technology and network solutions to the Federal government.  Prior to the acquisition of MATCOM, our clients included U.S. Air Force Space Command, the Department of State, the U.S. Army, the Department of Homeland Security, the Department of Agriculture, the U.S. Navy and the intelligence community.  The addition of MATCOM will allow us to continue to support our existing customer base, while strengthening our position with the U.S. Army, U.S. Navy, U.S. Air Force Electronic Systems Center, and U.S. Department of Agriculture, and opening new client relationships with the Federal Retirement Thrift Investment Board and National Institutes of Health. We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, which assist our clients in achieving mission success.

In the three months ended March 27, 2004, we received 96.2% of our revenues from services we provided to various departments and agencies of the Federal government and 3.8% of our total revenues from work performed for commercial entities. In comparison, for the three months ended March 29, 2003, we received 93.7% of our revenues from services we provided to Federal government agencies and 6.3% of total revenues from work performed for commercial entities.  The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense includes revenue generated from work performed under engagements for both the Department of Defense and the intelligence community.

	Three Months Ended
	March 27, 2004	March 29, 2003

Department of Defense	50.1%	51.6%
Federal civilian agencies	46.1%	42.1%
Commercial entities	3.8%	6.3%
Total revenue	100.0%	100.0%

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

	Three Months Ended
	March 27, 2004	March 29, 2003

Prime contract revenue	79.4%	82.5%
Subcontract revenue	20.6%	17.5%
Total revenue	100.0%	100.0%

Our services are provided under three types of contracts: cost reimbursable, time and materials, and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended
	March 27, 2004	March 29, 2003

Cost reimbursable	23.3%	36.8%
Time and materials	51.0%	38.9%
Fixed price	25.7%	24.3%
Total	100.0%	100.0%

Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract, and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. In general, cost reimbursable contracts are the least profitable of our government contracts. In the three months ended March 27, 2004, 23.3% of our revenues were derived from cost reimbursable contracts.  In the three months ended March 29, 2003, 36.8% of our revenues were derived from cost reimbursable contracts.

Under time and materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time and materials contract are higher or lower than the billing rates under the contract, our profit under the contract may either be greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time and materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts. In the three months ended March 27, 2004, 51.0% of our revenues were derived from time and materials contracts.  In the three months ended March 29, 2003, 38.9% of our revenues were derived from time and material contracts.

Under fixed price contracts, we perform specific tasks for a fixed price. Compared to cost reimbursable and time and materials contracts, fixed price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed price contracts may include either a product delivery or specific service performance over a defined period.  Revenue on fixed price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis.  These contracts are generally less than six months in duration.  For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.  In the three months ended March 27, 2004, 25.7% of our revenues were derived from fixed price contracts.   In the three months ended March 29, 2003, 24.3% of our revenues were derived from fixed price contracts.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percent of revenues for the periods indicated.

	Three Months Ended
	March 27, 2004	March 29, 2003

Revenue	100.0%	100.0%
Costs and expenses:
Direct costs	59.9	60.6
Indirect costs	30.9	31.9
Depreciation	1.1	1.2
Amortization	0.2	—
Total operating expenses	92.1	93.7
Income from operations	7.9	6.3
Other income (expense)	—	—
Interest expense	(1.0)	(0.4)
Income before provision for income taxes	6.9	5.9
Provision for income taxes	2.7	2.3
Net income	4.2%	3.6%

Three months ended March 27, 2004 compared with three months ended March 29, 2003

Revenue.  For the three months ended March 27, 2004, our revenues increased 35.4% to $56.0 million from $41.3 million for the same period in 2003. Revenues from work under Federal government contracts increased 39.1% to $53.8 million from $38.7 million for the same period in 2003. This increase was attributable to new contract awards, successful recompetition wins on existing programs, new contracts from acquisitions and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing. Commercial and other revenues decreased 17.8% to $2.2 million in 2003 from $2.6 million in 2003. This decrease was attributable to our continued focus on opportunities for the Federal government.

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended March 27, 2004, direct costs increased 34.0% to $33.5 million from $25.0 million for the three months ended March 29, 2003. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 59.9% for the three months ended March 27, 2004 as compared to 60.6% for the three months ended March 29, 2003.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended March 27, 2004, indirect costs increased 31.5% to $17.3 million from $13.2 million for the same period in 2003. This $4.1 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs as well as the integration of MATCOM.

Depreciation.  For the three months ended March 27, 2004, depreciation increased by 15.0% to $0.6 million from $0.5 million for the same period in 2003. As a percentage of revenue, depreciation was 1.1% for the three months ended March 27, 2004 as compared to 1.2% for the same period in 2003.

Amortization.  For the three months ended March 27, 2004, amortization of intangible assets increased to $0.1 million from $0 for the same period in 2003.  This increase was attributed to the acquisition of MATCOM on January 21, 2004.

Income from operations.  For the three months ended March 27, 2004, income from operations increased 68.9% to $4.4 million from $2.6 million for the same period in 2003. This increase was attributable primarily to increased revenue. As a percentage of revenue, income from operations was 7.9% for the three months ended March 27, 2004 as compared to 6.3% for the same period in 2003.

Interest expense.  For the three months ended March 27, 2004, interest expense increased 229.6% to $0.5 million from $0.2 million for the same period in 2003. This increase was attributable primarily to increased borrowings under our credit facility made in connection with the acquisition of MATCOM.  As a percentage of revenue, interest expense was 1.0% for the three months ended March 27, 2004 as compared to 0.4% for the same period in 2003.  We anticipate interest expense to remain at higher levels throughout fiscal year 2004 as compared to the same periods in 2003.

Provision for income taxes.  The provision for income tax was $1.5 million for the three months ended March 27, 2004, compared to a provision of $1.0 million for the comparable period in 2003. Our first quarter of 2004 tax provision represents an effective tax rate of 39.5%. Our tax provision for the same period of 2003 represents an effective tax rate of 37.1%. Our effective tax rate is greater than the federal statutory rate of 34% due primarily to state income tax rates.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We have historically relied primarily on cash flow from operations, borrowings under our credit facility and from some of our stockholders and the sale of common and preferred stock to provide for our cash needs.

Net cash provided by operations was $2.8 million for the three months ended March 27, 2004 compared with $3.0 million for the three months ended March 29, 2003.  Cash provided by operations in the three months ended March 27, 2004 was attributable to net income of $2.4 million, depreciation, amortization, deferred tax provision, and other non-cash items of $2.3 million, and offset by an increase in working capital and other operating assets and liabilities of $1.9 million. Cash provided by operations in the three months ended March 29, 2003 was attributable to net income of $1.5 million, non-cash items of $0.8 million and a decrease in working capital and other operating assets and liabilities of $0.7 million.

Cash used in investing activities was $66.5 million for the three months ended March 27, 2004 compared with $0.5 million for the three months ended March 29, 2003.  For the three months ended March 27, 2004, we acquired MATCOM for $65.9 million and invested $0.6 million in capital assets.  For the three months ended March 29, 2003, we invested $0.5 million in capital assets.

Cash provided by (used in) financing activities was $44.9 million for the three months ended March 27, 2004, compared with ($44,000) for the three months ended March 29, 2003.  Cash provided by financing activities for the three months ended March 27, 2004 was attributable to $16.0 million net borrowings under our revolving line of credit and $30.0 million of long-term debt provided by our credit facility and $0.1 million provided by proceeds from the exercise of stock options, partially offset by $1,176,000 of debt issuance fee payments and $35,000 of capital lease payments.  Cash used in financing activities for the three months ended March 29, 2003 was attributable to payments for notes and capital leases of $159,000, and partially offset by bank overdrafts of $111,000.

Cash and cash equivalents as of March 27, 2004 and December 27, 2003 were $4.5 million and $23.3 million, respectively.

In connection with the acquisition of MATCOM on January 21, 2004, we amended our credit facility to increase the borrowing capacity from $35 million to $80 million and extended the term to January 21, 2008.

The amended credit facility includes a $30 million term loan and a $50 million revolving credit facility. Under the term loan, we are required to make three $1.5 million quarterly principal payments starting on June 30, 2004, eight $1.875 million quarterly principal payments starting on March 31, 2005, three $2.25 million quarterly principal payments starting on March 31, 2007, and a final $3.75 million principal payment on December 31, 2007.

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

We currently anticipate that cash flow from operations and borrowings available under our new credit facility will be sufficient to meet our presently anticipated capital needs for at least the next twelve months, but may be insufficient to provide funds necessary for any future acquisitions we may make, whether during the next twelve months or thereafter. To the extent that we require additional funds, whether for acquisitions or otherwise, we may seek additional equity or debt financing.  On March 22, 2004, we filed a shelf registration statement with the Securities and Exchange Commission relating to the future offering of up to an aggregate of $100 million of our common stock, preferred stock, depositary shares, debt securities and warrants exercisable for common or preferred stock.  The shelf registration statement also registers the offering of up to 1,500,000 shares of common stock held by our largest stockholder, affiliates of Frontenac Company.  We believe the shelf registration statement will provide us with more efficient and immediate access to capital markets when considered appropriate.  As of March 27, 2004, the shelf registration statement had not yet been declared effective by the Securities and Exchange Commission.  Therefore, we have not issued any securities pursuant to the shelf registration statement.  However, equity or debt financing may not be available to us on terms that are acceptable to us, if at all, and any equity financing may be dilutive to our stockholders. To the extent that we obtain additional debt financing, our debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on our operations, require us to comply with additional financial covenants or require us to pledge assets to secure our borrowings.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of March 27, 2004.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 27, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

During the three months ended March 27, 2004, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting

PART II:                  OTHER INFORMATION

Item 1.           Legal Proceedings

From time to time, the Company is involved in litigation, claims and disputes that arise in the ordinary course of its business.  In addition, the Company is subject to audit, review, and investigation by various agencies of the federal government to determine compliance with applicable federal statutes and regulations.  As a Government contractor, the Company is subject to audit by certain federal agencies to determine if the Company’s performance and administration of its government contracts are compliant with contractual requirements and applicable federal statutes and regulations.  While the Company cannot predict the ultimate outcome of legal proceedings, government audits, investigations, claims and disputes to which it is or may be subject, the Company currently believes, based upon information available to us as of the date of this filing, that any ultimate liability arising out of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 2.           Changes in Securities and Use of Proceeds

We are furnishing the following information regarding the use of proceeds from our initial public offering which closed in November, 2002.  Our net offering proceeds after expenses were approximately $47,069,573. From November 15, 2002 until December 28, 2002 we used $31.1 million to repay outstanding borrowings under our credit facility, $10.1 million to repay loans directly received from several of our stockholders, and $1.4 million to repurchase outstanding warrants. The remaining proceeds, approximately $4.5 million, were used as a part of the source of funds for the acquisition of MATCOM in January 2004.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters To a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits

The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

(b)         Reports on Form 8-K

•                       Current Report on Form 8-K dated January 15, 2004 announcing the delay of the Command, Control, Communications, Computers, Intelligence, Information Technology, Surveillance and Reconnaissance (C4I2TSR) contract.

•                       Current Report on Form 8-K dated January 28, 2004 announcing close of the MATCOM International Corp. acquisition.

•                       Current Report on Form 8-K/A dated March 17, 2004 providing pro forma financial statements for the MATCOM International Corp. acquisition

•                       Current Report on Form 8-K dated March 17, 2004 filing as an exhibit a consent of Ernst & Young LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2004.

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