Form 10-Q
period 2004-06-26
SI INTERNATIONAL INC
filed 2004-08-09
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 26, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

As of August 2, 2004, there were 8,483,512 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 26, 2004	December 27, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$256	$23,252
Accounts receivable, net	59,595	34,007
Other current assets	7,032	4,597
Total current assets	66,883	61,856
Property and equipment, net	4,522	3,768
Goodwill	94,027	39,829
Intangible assets, net	4,717	—
Other assets	2,652	1,174
Total assets	$172,801	$106,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$23,777	$17,708
Line of credit	16,000	—
Current portion of long-term debt	4,500	—
Current portion of operating lease obligations	941	—
Escrow payable	1,263	—
Deferred revenue	3,927	3,975
Other current liabilities	3,287	465
Total current liabilities	53,695	22,148
Long-term debt, net of current portion	25,500	—
Long-term operating lease obligations	1,379	—
Other long-term liabilities	5,289	2,932
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 8,478,311 and 8,451,507 shares issued and outstanding as of June 26, 2004 and December 27, 2003, respectively	85	85
Additional paid-in capital	75,989	75,704
Deferred compensation	(274)	(340)
Retained earnings	11,138	6,098
Total stockholders’ equity	86,938	81,547
Total liabilities and stockholders’ equity	$172,801	$106,627

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Revenue	$63,814	$40,724	$119,784	$82,048
Costs and expenses:
Direct costs	38,801	24,264	72,330	49,290
Indirect costs, including $33 and $32 of non-cash stock-based compensation in fiscal quarters ended June 26, 2004 and June 28, 2003, respectively and $66 and $67 in the six months ended June 26, 2004 and June 28, 2003, respectively	19,049	13,167	36,358	26,330
Depreciation and amortization	598	486	1,187	998
Amortization of intangible assets	192	—	306	—

Total operating expenses	58,640	37,917	110,181	76,618
Income from operations	5,174	2,807	9,603	5,430
Interest expense	(738)	(146)	(1,272)	(308)
Income before provision for income taxes	4,436	2,661	8,331	5,122
Provision for income taxes	1,752	1,052	3,291	2,024
Net income	$2,684	$1,609	$5,040	$3,098

Earnings per common share:
Basic net income per common share	$0.32	$0.19	$0.60	$0.37

Diluted net income per common share	$0.30	$0.19	$0.56	$0.37

Basic weighted-average shares outstanding	8,473	8,447	8,465	8,445
Diluted weighted-average shares outstanding	9,008	8,447	8,926	8,445

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Six Months Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net income	$5,040	$3,098
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,187	998
Amortization of intangible assets	306	—
Loss on disposal of fixed assets	—	168
Deferred income tax provision	1,371	—
Stock-based compensation	66	67
Amortization of deferred financing costs	226	188
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	(11,164)	4,689
Other current assets	(1,047)	859
Other assets	(502)	(2)
Accounts payable and accrued expenses	(360)	(549)
Deferred revenue	(49)	(1,007)
Operating lease obligation	(311)	—
Other long term liabilities	1,223	447
Net cash (used in) provided by operating activities	(4,014)	8,956
Cash flows from investing activities:
Purchase of property and equipment	(803)	(786)
Cash paid for acquisition of MATCOM	(66,065)	—
Net cash used in investing activities	(66,868)	(786)
Cash flows from financing activities:
Proceeds from excercise of stock options	285	4
Proceeds (repayments) from bank overdrafts	2,872	(2,201)
Net borrowings (repayments) under line of credit	16,000	—
Proceeds from long-term debt	30,000	—
Payments of debt issuance fees	(1,201)	—
Repayments of notes payable	—	(137)
Repayments of capital lease obligations	(70)	(46)
Net cash provided by (used in) financing activities	47,886	(2,380)
Net change in cash and cash equivalents	(22,996)	5,790
Cash and cash equivalents, beginning of period	23,252	10,856
Cash and cash equivalents, end of period	$256	$16,646
Supplemental disclosures of cash flow information:
Cash payments for interest	$793	$142
Cash payments for income taxes	$2,788	$2,181

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004. For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K/A for the year ended December 27, 2003.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

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

The balances of checks the Company has written, but has not yet presented to the bank for payment, are approximately $2,872,000 and $0 at June 26, 2004 and December 27, 2003, respectively.  These balances have been classified in other current liabilities in the accompanying consolidated balance sheets.

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

Significant customers

Revenue generated from contracts with the Federal government or prime contractors doing business with the Federal government accounted for a significant percent of revenues in the fiscal quarter and six months ending June 26, 2004 and June 28, 2003.

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Department of Defense	52.3%	52.8%	51.2%	52.6%
Federal civilian agencies	44.3	40.3	45.1	40.8
Commercial entities	3.4	6.9	3.7	6.6

Total revenue	100.0%	100.0%	100.0%	100.0%

For the three and six months ended June 26, 2004, as well as the three and six months of 2003, we had two contracts that generated more than 10% of our revenue.  Our Command, Control, Communications, Computer, Intelligence, Information, Surveillance and Reconnaissance (C4I2SR) contract with the U.S. Air Force Space Command represented approximately 13.5% and 21.1% of total revenue for the three months ended June 26, 2004 and June 28, 2003, respectively, and 12.2% and 21.2% of total revenue for the six months ended June 26, 2004 and June 28, 2003, respectively.   Our National Visa Center contract with the Department of State represented approximately 9.7% and 14.8% of total revenue for the three months  ended June 26, 2004 and June 28, 2003, respectively, and 10.0% and 14.6% of total revenue for the six months ended June 26, 2004 and June 28, 2003, respectively.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	June 26, 2004	December 27, 2003

Deferred loan costs	$2,321	$1,120
Accumulated amortization	(647)	(421)
	$1,675	$699

Deferred revenue

At the end of the quarter ended June 26, 2004 and the fiscal year ended December 27, 2003, we received advance payments of approximately $3,900,000 from a customer to purchase equipment to be used in a contract. The advances were reflected as deferred revenue as of June 26, 2004 and December 27, 2003 in the accompanying consolidated balance sheets.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at June 26, 2004 and December 27, 2003.

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS

No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 27, 2003 and has adopted the interim disclosure provisions for its financial reports for the quarters and six months ended June 26, 2004 and June 28, 2003.

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net income - as reported	$2,684	$1,609	$5,040	$3,098

Add: total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards	33	32	66	67

Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards	(852)	(48)	(1,717)	(420)

Net income - pro forma	1,865	1,593	3,389	2,745

Basic earnings per share - as reported	0.32	0.19	0.60	0.37

Diluted earnings per share - as reported	0.30	0.19	0.56	0.37

Basic earnings per share - pro forma	0.22	0.19	0.40	0.33

Diluted earnings per share - pro forma	0.21	0.19	0.38	0.33

Earnings per share

Basic EPS is computed by dividing reported net income by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period.

The following details the computation of net income per common share (in 000s):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net Income - Basic and Diluted	$2,684	$1,609	$5,040	$3,098

Weighted average share calculation:

Basic weighted average shares outstanding	8,473	8,447	8,465	8,445
Treasury stock effect of stock options	535	—	461	—

Diluted weighted average shares outstanding	9,008	8,447	8,926	8,445

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year.

3.                                      Acquisitions:

On January 21, 2004, the Company completed the purchase of MATCOM International Corp., or MATCOM, a provider of information technology, systems engineering, logistics, and training.  Under the terms of the merger agreement, the Company acquired MATCOM for $65.8 million, of which $63.7 million was paid in cash to the seller. The transaction was funded through cash on hand and borrowings under the credit facility.  Contemporaneously with the closing of the acquisition of MATCOM, we amended our credit facility to increase the maximum amount of available borrowings from $35.0 million to $80.0 million, of which $30.0 million is comprised of a term loan and the remainder of a revolving credit facility, and to extend the maturity of the credit facility to January 21, 2008.  Approximately $54.2 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired, and approximately $5.0 million of the purchase price has been assigned to identifiable intangible assets of contractual customer relationships. The contractual customer relationships are being amortized accelerated over its estimated remaining life of 11 years.

The total purchase price paid, including transaction costs of $1.4 million, was allocated as follows (in 000s):

Accounts receivable	14,425
Prepaid expense and other current assets	1,631
Income tax receivable	1,216
Property and equipment	1,139
Accounts payable & accrued expenses	(9,427)
Deferred rent	(31)
Deferred income tax	(1,768)
Contractual customer relationships	5,023
Goodwill	54,198
Total consideration	$66,406

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the six months ended June 26, 2004 and June 28, 2003 as if the above described acquisition had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combination had been in effect for the six months ended June 26, 2004 and June 28, 2003.

	Six Months Ended
	June 26, 2004	June 28, 2003

Revenue	$123,300	$116,475
Net income	$5,192	$4,074
Diluted earnings per share	$0.58	$0.48

4.                                      Accounts receivable:

Accounts receivable consists of the following (in thousands):

	June 26, 2004	December 27, 2003

Billed accounts receivable	$32,311	$18,215
Unbilled accounts receivable:
Currently billable	21,154	13,137
Unbilled retainages and milestones payments expected to be billed within the next 12 months	6,564	3,127
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	1,081	768
Total unbilled accounts receivable	28,799	17,032
Allowance for doubtful accounts	(1,515)	(1,240)
Accounts receivable, net	$59,595	$34,007

The currently billable amounts included as unbilled accounts receivable as of June 26, 2004 represent amounts that are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

5.                                      Property and equipment:

Property and equipment consist of the following (in thousands):

	June 26, 2004	December 27, 2003
Computers and equipment	$7,704	$6,389
Software	2,126	1,914
Furniture and fixtures	1,590	1,339
Leasehold improvements	788	676
	12,208	10,318
Less-Accumulated depreciation and amortization	(7,686)	(6,550)
Property and equipment, net	$4,522	$3,768

Property and equipment includes assets financed under capital lease obligations of approximately $114,000 and $178,000, net of accumulated amortization, as of June 26, 2004 and December 27, 2003, respectively.

Depreciation and amortization expense of approximately $0.6 million was recorded in the quarter ended June 26, 2004, compared to $0.5 million in the quarter ended June 28, 2003.

6.                                      Accounts payable and accrued expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 26, 2004	December 27, 2003

Accounts payable	$9,354	$6,965
Accrued compensation and benefits	7,962	5,675
Other accrued liabilities	6,461	5,068
Accounts payable and accrued expenses	$23,777	$17,708

7.                                      Debt:

Debt, which is included in current and long term liabilities in the accompanying balance sheets, consists of the following (in thousands):

	June 26, 2004	December 27, 2003
Credit facilities:

Line of credit at June 26, 2004, bears interest at LIBOR plus 275 to 350 basis points or a specified base rate plus 175 to 250 basis points, interest due monthly, principal due January 21, 2008	$16,000	$—

Term loan at June 26, 2004, bears interest at LIBOR plus 275 to 350 basis points or a specified base rate plus 175 to 250 basis points, interest due monthly, three $1.5 million quarterly principal payments starting on June 30, 2004, eight $1.875 million quarterly principal payments starting on March 31, 2005, three $2.25 million quarterly principal payments starting on March 31, 2007, and a final $3.75 million principal payment on December 31, 2007	30,000	—

Notes payable:
Indemnification note payable	340	340
Total debt	$46,340	$340

The original credit facility (the 2002 credit facility) consisted of a $35.0 million secured revolving credit arrangement with Wachovia Bank, N.A. acting as Administration Agent for a consortium of lenders.  With the closing of the acquisition of MATCOM, the Company amended the 2002 credit facility in January 2004. The amended credit facility (the 2004 credit facility) consists of a $30 million term loan and a $50.0 million secured revolving credit arrangement.  The 2004 credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock of our existing and future subsidiaries.  In addition, the Company is required to maintain compliance with financial and nonfinancial covenants.

8.                                      Commitments and contingencies:

Leases

As of June 26, 2004, the Company had noncancelable operating leases, primarily for real estate, that expire over the next ten years. Rental expense during the quarter ended June 26, 2004 was approximately $1.6 million, compared to rental expense of approximately $1.3 million during the quarter ended June 28, 2003.

Contract cost audits

Payments to the Company on government cost reimbursable contracts are based on provisional or estimated indirect rates, which are subject to audit on an annual basis by the Defense Contract Audit Agency (DCAA). The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional rates, may create an additional receivable or liability for the Company. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at provisional rates unless collectibility is reasonably assured for costs incurred at higher rates. To the extent the indirect rate differential creates a liability for the Company, the differential is recognized as a reduction to revenue when identified.

Litigation and claims

From time to time, the Company is involved in litigation, claims and disputes that arise in the ordinary course of its business.  In addition, the Company is subject to audit, review, and investigation by various agencies of the Federal government to determine compliance with applicable federal statutes and regulations.  As a Federal Government contractor, the Company is subject to audit by certain federal agencies to determine if the Company’s performance and administration of its government contracts are compliant with contractual requirements and applicable federal statutes and regulations.  While the Company cannot predict the ultimate outcome of legal proceedings, government audits, investigations, claims and disputes to which it is or may be subject, the Company currently believes, based upon information available to us as of the date of this filing, that any ultimate liability arising out of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

9.                                      Stockholders’ equity:

Stock option plan

In 2002, the Company adopted the 2002 Stock Incentive Plan to grant stock options to purchase up to 1,600,000 shares of its common stock to its employees and employees of its affiliates.  In March 2004, the Board of Directors increased the number of reserved shares by 160,000 so that the total number of reserved shares increased from 1,600,000 to 1,760,000.  The terms of the 2002 Stock Incentive Plan state that this ceiling of 1,600,000 shares of common stock shall automatically increase at the beginning of each fiscal year by a number of shares equal to the lesser of 160,000 shares of common stock and an amount determined by the Company’s Board of Directors.  As of June 26, 2004, the Company had issued 1,377,954 stock options under the 2002 Stock Incentive Plan against a ceiling of 1,760,000 shares of common stock authorized under this plan.

Common stock offering

The Company has incurred approximately $458,000 in connection with a proposed public offering of common stock.  Such costs will be netted against the proceeds and recorded in stockholder’s equity upon closing of the offering.  Should the offering not be consummated, these costs would be recorded as an expense.

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

Overview

We are, first and foremost, a provider of information technology and network solutions to the Federal government.  Our clients included U.S. Air Force Space Command, the Department of State, the U.S. Army, the Department of Homeland Security, Federal Retirement Thrift Investment Board, the National Institutes of Health, the Department of Agriculture, U.S. Air Force Electronic Systems Center, the U.S. Navy and the intelligence community.  We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, which assist our clients in achieving mission success.

In the three and six months ended June 26, 2004, we received 96.6% and 96.3%, respectively, of our revenues from services we provided to various departments and agencies of the Federal Government and 3.4% and 3.7%, respectively, of our total revenues from work performed for commercial entities. In comparison, for the three and six months ended June 28, 2003, we received 93.1% and 93.4%, respectively, of our revenues from services we provided to Federal Government agencies and 6.9% and 6.6%, respectively, of total revenues from work performed for commercial entities.  The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense includes revenue generated from work performed under engagements for both the Department of Defense and the intelligence community.

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Department of Defense	52.3%	52.8%	51.2%	52.6%
Federal civilian agencies	44.3%	40.3%	45.1%	40.8%
Commercial entities	3.4%	6.9%	3.7%	6.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Prime contract revenue	80.4%	83.4%	79.9%	83.0%
Subcontract revenue	19.6%	16.6%	20.1%	17.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our services are provided under three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Cost reimbursable	26.8%	37.9%	25.6%	37.4%
Time and materials	48.0%	35.6%	49.0%	37.2%
Fixed price	25.2%	26.5%	25.4%	25.4%
Total	100.0%	100.0%	100.0%	100.0%

Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract, and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. In general, cost reimbursable contracts are the least profitable of our government contracts. In the three and six months ended June 26, 2004, 26.8% and 25.6%, respectively, of our revenues were derived from cost reimbursable contracts.  In the three and six months ended June 28, 2003, 37.9% and 37.4%, respectively, of our revenues were derived from cost reimbursable contracts.

Under time and materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time and materials contract are higher or lower than the billing rates under the contract, our profit under the contract may either be greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time and materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts. In the three and six months ended June 26, 2004, 48.0% and 49.0%, respectively, of our revenues were derived from time and materials contracts.  In the three and six months ended June 28, 2003, 35.6% and 37.2%, respectively, of our revenues were derived from time and material contracts.

Under fixed price contracts, we perform specific tasks for a fixed price. Compared to cost reimbursable and time and materials contracts, fixed price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed price contracts may include either a product delivery or specific service performance over a defined period.  Revenue on fixed price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis.  These contracts are generally less than six months in duration.  For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.  In the three and six months ended June 26, 2004, 25.2% and 25.4%, respectively, of our revenues were derived from fixed price contracts.   In the three and six months ended June 28, 2003, 26.5% and 25.4%, respectively, of our revenues were derived from fixed price contracts.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percent of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	60.8	59.6	60.4	60.1
Indirect costs	29.9	32.3	30.3	32.1
Depreciation	0.9	1.2	1.0	1.2
Amortization	0.3	—	0.3	—
Total operating expenses	91.9	93.1	92.0	93.4
Income from operations	8.1	6.9	8.0	6.6

Interest expense	(1.2)	(0.4)	(1.1)	(0.4)

Income before provision for income taxes	6.9	6.5	6.9	6.2
Provision for income taxes	2.7	2.6	2.7	2.5
Net income	4.2%	3.9%	4.2%	3.7%

Three months ended June 26, 2004 compared with three months ended June 28, 2003

Revenue.  For the three months ended June 26, 2004, our revenues increased 56.7% to $63.8 million from $40.7 million for the three months ended June 28, 2003. Revenues from work under Federal Government contracts increased 62.4% to $61.6 million for the three months ended June 26, 2004 from $37.9 million for the three months ended June 28, 2003. This increase was primarily attributable to increased activity in our outsourcing, learning and network solutions services and revenue from our most recent acquisition, Matcom International Corporation.  Commercial revenues decreased 20.2% to $2.2 million in the three months ended June 26, 2004 from $2.8 million in the three months ended June 28, 2003.  The decrease was attributable to an increase in our focus on Federal Government business.

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended June 26, 2004, direct costs increased 59.9% to $38.8 million from $24.3 million for the three months ended June 28, 2003. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 60.8% for the three months ended June 26, 2004 as compared to 59.6% for the three months ended June 28, 2003.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended June 26, 2004, indirect costs increased 44.7% to $19.0 million from $13.2 million for the three months ended June 28, 2003.  This $5.8 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs as well as the integration of MATCOM and the growth in our sales and marketing efforts.  As a percentage of revenue, indirect costs were 29.9% for the three months ended June 26, 2004 as compared to 32.3% for the three months ended June 28, 2003.

Depreciation. For the three months ended June 26, 2004, depreciation expense increased 23.0% to $0.60 million from $0.49 million for the three months ended June 28, 2003.  This increase was attributable primarily to increased levels of capital expenditures. As a percentage of revenue, depreciation expense was 0.9% for the three months ended June 26, 2004 compared to 1.2% for the three months ended June 28, 2003.

Amortization of intangible assets. For the three months ended June 26, 2004, amortization of intangible assets was $0.2 million, compared to $0 for the three months ended June 28, 2003.  This increase was attributed to the acquisition of MATCOM on January 21, 2004.  The Company uses an accelerated method of amortization.

Income from operations.  For the three months ended June 26, 2004, income from operations increased 84.3% to $5.2 million from $2.8 million for the three months ended June 28, 2003. This increase was attributable primarily to increased revenues.  As a percentage of revenue, income from operations was 8.1% for the three months ended June 26, 2004 compared to 6.9% for the three months ended June 28, 2003.

Interest expense.  Interest expense increased 405.5% to $0.74 million for the three months ended June 26, 2004 from $0.15 million for the three months ended June 28, 2003. This increase was attributable primarily to increased borrowings under our credit facility made in connection with the acquisition of MATCOM.  As a percentage of revenue, interest expense was 1.2% for the three months ended June 26, 2004 as compared to 0.4% for the three months ended June 28, 2003.  We anticipate interest expense to remain at higher levels throughout fiscal year 2004 as compared to the same periods in 2003.

Provision for/benefit from income taxes.  The provision for income tax was $1.8 million in the three months ended June 26, 2004, compared to $1.1 million for the three months ended June 28, 2003.   Our second quarters of  both 2004 and 2003 tax provision represent an effective tax rate of 39.5%.  Our effective tax rate is greater than the federal statutory rate of 34% due primarily to state income tax rates.

Six months ended June 26, 2004 compared with six months ended June 28, 2003

Revenue.  For the six months ended June 26, 2004, our revenues increased 46.0% to $119.8 million from $82.0 million for the six months ended June 28, 2003. Revenues from work under Federal Government contracts increased 50.4% to $115.4 million for the six months ended June 26, 2004 from $76.6 million for the six months ended June 28, 2003. This increase was attributable primarily to increased activities in our outsourcing, applications development and network solutions services.  Commercial revenues decreased 19.0% to $4.4 million in the six months ended June 26, 2004 from $5.4 million in the six months ended June 28, 2003.  The decrease was attributable primarily to increase in our focus on Federal Government support..

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the six months ended June 26, 2004, direct costs increased 46.7% to $72.3 million from $49.3 million for the six months ended June 28, 2003. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 60.4% for the six months ended June 26, 2004 as compared to 60.1% for the six months ended June 28, 2003.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the six months ended June 26, 2004, indirect costs increased 38.1% to $36.4 million from $26.3 million for the six months ended June 28, 2003.  This increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs as well as the integration of MATCOM and the growth in our sales and marketing efforts.    As a percentage of revenue, indirect costs were 30.3% for the six months ended June 26, 2004 as compared to 32.1% for the six months ended June 28, 2003.

Depreciation. For the six months ended June 26, 2004 was $1.2 million as compared to $1.0 million for the six months ended June 28, 2003.  As a percentage of revenue, depreciation expense was 1.0% for the six months ended June 26, 2004 compared to 1.2% for the six months ended June 28, 2003.

Amortization of intangible assets. For the six months ended June 26, 2004, amortization of intangible assets was $0.3 million, compared to $0 for the six months ended June 28, 2003.  This increase was attributed to the acquisition of MATCOM on January 21, 2004.  The Company uses an accelerated method of amortization.

Income from operations.  For the six months ended June 26, 2004, income from operations increased 76.9% to $9.6 million from $5.4 million for the six months ended June 28, 2003. This increase was attributable primarily to the  higher revenue.  As a percentage of revenue, income from operations was 8.0% for the six months ended June 26, 2004 compared to 6.6% for the six months ended June 28, 2003.

Interest expense.  Interest expense increased 313.0% to $1.27 million for the six months ended June 26, 2004 from $0.31 million for the six months ended June 28, 2003. This increase was attributable primarily to increased borrowings under our credit facility made in connection with the acquisition of MATCOM.  As a percentage of revenue, interest expense was 1.1% for the six months ended June 26, 2004 as compared to 0.4% for the six months ended June 28, 2003.  We anticipate interest expense to remain at higher levels throughout fiscal year 2004 as compared to the same periods in 2003.

Provision for/benefit from income taxes.  The provision for income tax was $3.3 million in the six months ended June 26, 2004, compared to $2.0 million for the six months ended June 28, 2003.   For both the six months ended June 26, 2004 and June 28, 2003, we have recorded an expense for income tax, which reflects an effective rate of 39.5%.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We have historically relied primarily on cash flow from operations, borrowings under our credit facility and from some of our stockholders and the sale of common and preferred stock to provide for our cash needs.

Net cash used in operations was $4.0 million for the six months ended June 26, 2004 compared with $9.0 million net cash provided by operations for the six months ended June 28, 2003.  Cash used in operations in the six months ended June 26, 2004 was attributable to net income of $5.0 million, depreciation, amortization and other non-cash items of $3.2 million, offset by an increase in net operating assets by $12.2 million. Cash provided by operations in the six months ended June 28, 2003 was attributable to net income of $3.1 million, depreciation, amortization and other non-cash items of $1.4 million, and a decrease in net operating assets of $4.5 million.

Cash used in investing activities was $66.9 million for the six months ended June 26, 2004 and $0.8 million for the six months ended June 28, 2003.  For the six months ended June 26, 2004, we acquired MATCOM for $65.9 million and invested $0.8 million in capital assets.  For the six months ended June 28, 2003, we invested $0.8 million in capital assets.

Cash provided by financing activities was $47.9 million for the six months ended June 26, 2004, compared with cash used in financing activities of $2.4 million for the six months ended June 28, 2003.  Cash provided by financing activities for the six months ended June 26, 2004 was attributable to $16.0 million net borrowings under our revolving line of credit and $30.0 million of long-term debt provided by our credit facility, $2.9 million from bank overdrafts, and $0.3 million provided by proceeds from the exercise of stock options, partially offset by $1.2 million repayments of debt issuance fees, and $70,000 of capital lease payments.

Cash and cash equivalents as of June 26, 2004 and June 28, 2003 were $256,000  and $16.6 million, respectively.

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

We currently anticipate that cash flow from operations and borrowings available under our new credit facility will be sufficient to meet our presently anticipated capital needs for at least the next twelve months, but may be insufficient to provide funds necessary for any future acquisitions we may make, whether during the next twelve months or thereafter. To the extent that we require additional funds, whether for acquisitions or otherwise, we may seek additional equity or debt financing.  On March 22, 2004, we filed a shelf registration statement with the Securities and Exchange Commission relating to the future offering of up to an aggregate of $100 million of our common stock, preferred stock, depositary shares, debt securities and warrants exercisable for common or preferred stock.  The shelf registration statement also registers the offering of up to 1,500,000 shares of common stock held by affiliates of Frontenac Company, our largest stockholder.  On May 21, 2004, the shelf registration statement was declared effective by the Securities and Exchange Commission.  We have not yet issued any securities pursuant to the shelf registration statement.  We believe the shelf registration statement will provide us with more efficient and immediate access to capital markets when considered appropriate.  However, equity or debt financing may not be available to us on terms that are acceptable to us, if at all, and any equity financing may be dilutive to our stockholders. To the extent that we obtain additional debt financing, our debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on our operations, require us to comply with additional financial covenants or require us to pledge assets to secure our borrowings.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of June 26, 2004.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 26, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

During the three months ended June 26, 2004, there were no changes to the Company’s internal control over financial reporting that materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting

PART II:  OTHER INFORMATION

Item 1.           Legal Proceedings

From time to time, the Company is involved in litigation, claims and disputes that arise in the ordinary course of its business.  In addition, the Company is subject to audit, review, and investigation by various agencies of the Federal Government to determine compliance with applicable federal statutes and regulations.  As a Federal Government contractor, the Company is subject to audit by certain federal agencies to determine if the Company’s performance and administration of its government contracts are compliant with contractual requirements and applicable federal statutes and regulations.  While the Company cannot predict the ultimate outcome of legal proceedings, government audits, investigations, claims and disputes to which it is or may be subject, the Company currently believes, based upon information available to us as of the date of this filing, that any ultimate liability arising out of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters To a Vote of Security Holders

During the fiscal quarter ended June 26, 2004, we submitted certain matters to a vote of our stockholders through the notice of annual meeting of stockholders and the solicitation of proxies related thereto.  The proxy materials related to the Registrant’s Second Annual Meeting of Stockholders were distributed on or about May 6, 2004 and the annual meeting of stockholders was held on June 16, 2004, in Colorado Springs, Colorado.  As of the record date prior to such meeting, 8,466,903 shares of the Registrant’s common stock were outstanding and entitled to vote at the meeting.  At the annual stockholders meeting on June 16, 2004, 7,897,492 shares of the Registrant’s common stock were present in person or by proxy, representing 93.2749% of the outstanding shares of common stock of the Registrant.  The following sets forth the matters presented for a vote by the stockholders and the votes cast for, withheld, abstained, and broker non-votes:

Matter	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
(1) Election of Mr. Ray J. Oleson as a Class II director with a term serving until the 2007 Annual Meeting	7,731,138	166,354	0	0
(2) Election of General R. Thomas Marsh as a Class II director with a term serving until the 2007 Annual Meeting	7,775,564	121,928	0	0
(3) Election of Mr. John P. Stenbit as a Class II director with a term serving until the 2007 Annual Meeting	7,788,582	108,910	0	0
(4) Ratification of the appointment of Ernst & Young LLP as our independent auditors for the current fiscal year	7,645,619	0	15,132	0

Item 5.  Other Information

None.

Item 6.  Exhibits and Report on Form 8-K

(a)          Exhibits

The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

(b)         Report on Form 8-K

•

Current Report on Form 8-K dated May 19, 2004 announcing an amendment to our universal shelf registration statement to withdraw the preliminary prospectus supplement relating to a proposed underwritten public offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI INTERNATIONAL, INC.

/s/ Thomas E. Dunn
Thomas E. Dunn
Executive Vice President and Chief Financial Officer

Date: August 6, 2004

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
10.5

Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2002 and incorporated herein by reference) and amended and restated by Amendment no.1 (filed as Exhibit 10.5 to the Company Annual Report on Form 10-K/A (File No. 000-50080) filed on April 28, 2004 and incorporated by reference).

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