Form 10-Q
period 2004-09-25
SI INTERNATIONAL INC
filed 2004-11-04
CIK 1143363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 25, 2004

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

As of November 1, 2004, there were 11,008,547 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 25, 2004	December 27, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,864	$23,252
Accounts receivable, net	52,228	34,007
Other current assets	6,281	4,597
Total current assets	63,373	61,856
Property and equipment, net	4,136	3,768
Goodwill	94,041	39,829
Intangible assets, net	4,546	—
Other assets	2,577	1,174
Total assets	$168,673	$106,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$25,984	$17,708
Line of credit	16,000	—
Current portion of long-term debt	5,250	—
Current portion of operating lease obligations	864	—
Escrow payable.	1,034	—
Deferred revenue	917	3,975
Other current liabilities	388	465
Total current liabilities	50,437	22,148
Long-term debt, net of current portion	21,750	—
Long-term operating lease obligations	1,124	—
Other long-term liabilities	5,406	2,932
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 8,486,864 and 8,451,507 shares issued and outstanding as of September 25, 2004 and December 27, 2003, respectively	85	85
Additional paid-in capital	76,094	75,704
Deferred compensation	(243)	(340)
Retained earnings	14,020	6,098
Total stockholders’ equity	89,956	81,547
Total liabilities and stockholders’ equity	$168,673	$106,627

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Revenue	$72,926	$42,082	$192,710	$124,130
Costs and expenses:
Direct costs	49,106	25,837	121,435	75,127
Indirect costs	17,615	12,318	53,974	38,648
Depreciation and amortization	516	497	1,704	1,495
Amortization of intangible assets	171	—	477	—

Total operating expenses	67,408	38,652	177,590	115,270
Income from operations	5,518	3,430	15,120	8,860
Other income (expense)	(62)	—	(62)	—
Interest expense	693	161	1,964	469
Income before provision for income taxes	4,763	3,269	13,094	8,391
Provision for income taxes	1,881	1,290	5,172	3,314

Net income	$2,882	$1,979	$7,922	$5,077

Earnings per common share:

Basic net income per common share	$0.34	$0.23	$0.94	$0.60

Diluted net income per common share	$0.33	$0.23	$0.89	$0.60

Basic weighted-average shares outstanding	8,483	8,447	8,471	8,446
Diluted weighted-average shares outstanding	8,840	8,612	8,897	8,457

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Nine Months Ended
	September 25, 2004	September 27, 2003
Cash flows from operating activities:
Net income	$7,922	$5,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,704	1,495
Amortization of intangible assets	477	—
Loss on disposal of fixed assets	—	178
Deferred income tax provision	1,355	—
Stock-based compensation	98	100
Amortization of deferred financing costs	343	286
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	(4,025)	922
Other current assets	(297)	770
Other assets	(543)	(25)
Accounts payable and accrued expenses	1,847	4,712
Other current liabilities	—	986
Deferred revenue	(3,058)	75
Operating lease obligation	(522)	—
Other long term liabilities	1,368	545
Net cash provided by operating activities	6,669	15,121
Cash flows from investing activities:
Purchase of property and equipment	(1,050)	(1,025)
Cash paid for acquisition of MATCOM	(66,086)	—
Net cash used in investing activities	(67,136)	(1,025)
Cash flows from financing activities:
Proceeds from exercise of stock options	390	8
Repayments from bank overdrafts	—	(2,201)
Net borrowings under line of credit	16,000	—
Proceeds from long-term debt	30,000	—
Repayments of long-term debt	(3,000)	—
Payments of debt issuance fees	(1,202)	—
Repayments of notes payable	—	(137)
Repayments of capital lease obligations	(109)	(76)
Net cash provided by (used in) financing activities	42,079	(2,406)
Net change in cash and cash equivalents	(18,388)	11,690
Cash and cash equivalents, beginning of period	23,252	10,856
Cash and cash equivalents, end of period	$4,864	$22,546
Supplemental disclosures of cash flow information:
Cash payments for interest	$1,368	$242
Cash payments for income taxes	$4,817	$2,338
Purchases of assets under capital lease	$—	$122

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 25, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004. For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K/A for the year ended December 27, 2003.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

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

Significant customers

Revenue generated from contracts with the Federal government or prime contractors doing business with the Federal government accounted for a significant percent of revenues in the fiscal quarter and nine months ending September 25, 2004 and September 27, 2003.

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Department of Defense	53.2%	55.7%	52.0%	53.7%
Federal civilian agencies	42.9	37.9	44.3	39.8
Commercial entities	3.9	6.4	3.7	6.5

Total revenue	100.0%	100.0%	100.0%	100.0%

For the three and nine months ended September 25, 2004, as well as the three and nine months of 2003, we had one contract that generated more than 10% of our revenue.  Our Command, Control, Communications, Computer, Intelligence, Information, Surveillance and Reconnaissance (C4I2SR) contract with the U.S. Air Force Space Command represented approximately 21.0% and 24.6% of total revenue for the three months ended September 25, 2004 and September 27, 2003, respectively, and 15.5% and 22.4% of total revenue for the nine months ended September 25, 2004 and September 27, 2003, respectively.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	September 25, 2004	December 27, 2003

Deferred loan costs	$2,321	$1,120
Accumulated amortization	(764)	(421)
	$1,557	$699

Deferred revenue

At the end of the quarter ended September 25, 2004 and the fiscal year ended December 27, 2003, we received advance payments of approximately $900,000 and $3,900,000, respectively, from a customer to purchase equipment to be used in a contract. The advances were reflected as deferred revenue as of September 25, 2004 and December 27, 2003 in the accompanying consolidated balance sheets.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at September 25, 2004 and December 27, 2003.

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 27, 2003 and has adopted the interim disclosure provisions for its financial reports for the quarters and nine months ended September 25, 2004 and September 27, 2003.

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Net income - as reported	$2,882	$1,979	$7,922	$5,077

Add: total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of tax
	19	20	59	61
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of tax
	(528)	(114)	(1,567)	(534)
Net income - pro forma	2,373	1,885	6,414	4,604

Basic earnings per share - as reported	0.34	0.23	0.94	0.60

Diluted earnings per share - as reported	0.33	0.23	0.89	0.60

Basic earnings per share - pro forma	0.28	0.22	0.76	0.55

Diluted earnings per share - pro forma	0.27	0.22	0.72	0.54

Earnings per share

Basic EPS is computed by dividing reported net income by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period.

The following details the computation of net income per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Net Income - Basic and Diluted	$2,882	$1,979	$7,922	$5,077

Weighted average share calculation:

Basic weighted average shares outstanding	8,483	8,447	8,471	8,446
Treasury stock effect of stock options	357	165	426	11

Diluted weighted average shares outstanding	8,840	8,612	8,897	8,457

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

The total purchase price paid, including transaction costs of $1.4 million, was allocated as follows (in thousands):

Accounts receivable	14,425
Prepaid expense and other current assets	1,631
Income tax receivable	1,216
Property and equipment	1,023
Accounts payable & accrued expenses	(9,304)
Deferred rent	(31)
Deferred income tax	(1,768)
Contractual customer relationships	5,023
Goodwill	54,212
Total consideration	$66,427

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the nine months ended September 25, 2004 and September 27, 2003 as if the above described acquisition had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combination had been in effect for the nine months ended September 25, 2004 and September 27, 2003.

	Nine Months Ended
	September 25, 2004	September 27, 2003

Revenue	$196,226	$177,184
Net income	$8,106	$6,755
Diluted earnings per share	$0.91	$0.80

4.  Accounts receivable:

Accounts receivable consists of the following (in thousands):

	September 25, 2004	December 27, 2003

Billed accounts receivable	$26,134	$18,215
Unbilled accounts receivable:
Currently billable	19,406	13,137
Unbilled retainages and milestones payments expected to be billed within the next 12 months	7,104	3,127
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	1,075	768
Total unbilled accounts receivable	27,585	17,032
Allowance for doubtful accounts	(1,491)	(1,240)
Accounts receivable, net	$52,228	$34,007

The currently billable amounts included as unbilled accounts receivable as of September 25, 2004 represent amounts that are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

5.             Property and equipment:

Property and equipment consist of the following (in thousands):

	September 25, 2004	December 27, 2003
Computers and equipment	$7,488	$6,389
Software	2,094	1,914
Furniture and fixtures	1,664	1,339
Leasehold improvements	830	676
	12,076	10,318
Less—Accumulated depreciation and amortization	(7,940)	(6,550)
Property and equipment, net	$4,136	$3,768

Property and equipment includes assets financed under capital lease obligations of approximately $93,000 and $178,000, net of accumulated amortization, as of September 25, 2004 and December 27, 2003, respectively.

Depreciation and amortization expense of approximately $516,000 and $497,000 was recorded in the quarter ended September 25, 2004 and the quarter ended September 27, 2003, respectively

6.             Accounts payable and accrued expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 25, 2004	December 27, 2003

Accounts payable	$8,480	$6,965
Accrued compensation and benefits	11,068	5,675
Other accrued liabilities	6,436	5,068

Accounts payable and accrued expenses	$25,984	$17,708

7.             Debt:

Debt, which is included in current and long term liabilities in the accompanying balance sheets, consists of the following (in thousands):

	September 25, 2004	December 27, 2003
Credit facilities:

Line of credit at September 25, 2004, bears interest at LIBOR plus 275 to 350 basis points or a specified base rate plus 175 to 250 basis points, interest due monthly, principal due January 21, 2008	$16,000	$—

Term loan at September 24, bears interest at LIBOR plus 275 to 350 basis points or a specified base rate plus 175 to 250 basis points, interest due monthly, three $1.5 million quarterly principal payments starting on June 30, 2004, eight $1.875 million quarterly principal payments starting on March 31, 2005, three $2.25 million quarterly principal payments starting on March 31, 2007, and a final $3.75 million principal payment on December 31, 2007	27,000	—

Notes payable:
Indemnification note payable	340	340
Total debt	$43,340	$340

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

8.             Commitments and contingencies:

Leases

As of September 25, 2004, the Company had noncancelable operating leases, primarily for real estate, that expire over the next ten years. Rental expense during the quarter ended September 25, 2004 was approximately $1.6 million, compared to rental expense of approximately $1.3 million during the quarter ended September 27, 2003.

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

9.             Stockholders’ equity:

Stock option plan

In 2002, the Company adopted the 2002 Stock Incentive Plan to grant stock options to purchase up to 1,600,000 shares of its common stock to its employees and employees of its affiliates.  In March 2004, the Board of Directors increased the number of reserved shares by 160,000 so that the total number of reserved shares totals 1,760,000.  The terms of the 2002 Stock Incentive Plan state that this ceiling of 1,600,000 shares of common stock shall automatically increase at the beginning of each fiscal year by a number of shares equal to the lesser of 160,000 shares of common stock and an amount determined by the Company’s Board of Directors.  As of September 25, 2004, the Company had issued 1,405,929 stock options under the 2002 Stock Incentive Plan against a ceiling of 1,760,000 shares of common stock authorized under this plan.

Common stock offering

On October 6, 2004, the Company and affiliates of Frontenac sold an aggregate of 3,520,000 shares of the Company’s common stock in an underwritten public offering priced at $21.85 per share.  Of the 3,520,000 shares offered, 2,520,000 shares were sold by the Company, including an option to purchase 320,000 shares to cover over-allotments that was granted to, and exercised by, the underwriters, and 1,000,000 shares were sold by the selling stockholders.  In connection with the secondary offering, the Company received approximately $51.3 million in net proceeds, which was primarily used to payoff the $27.0 million of term loan borrowings and the $16.0 million of borrowings under the revolving line of credit on October 8, 2004.  The Company will write-off a portion of deferred financing costs associated with the pay-off of the borrowings, which will be reflected in the Company’s fourth quarter of fiscal 2004.  The Company has incurred approximately $775,000 in costs in connection with this offering of common stock.  Such costs will be netted against the proceeds and recorded in stockholder's equity.

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

Overview

We are a provider of information technology and network solutions to the Federal government.  Our clients include U.S. Air Force Space Command, the Department of State, the U.S. Army, the Department of Homeland Security, Federal Retirement Thrift Investment Board, the National Institutes of Health, the Department of Agriculture, U.S. Air Force Electronic Systems Center, the U.S. Navy and the intelligence community.  We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, which assist our clients in achieving mission success.

In the three and nine months ended September 25, 2004, we received 96.1% and 96.3%, respectively, of our revenues from services we provided to various departments and agencies of the Federal government and 3.9% and 3.7%, respectively, of our total revenues from work performed for commercial entities. In comparison, for the three and nine months ended September 27, 2003, we received 93.6% and 93.5%, respectively, of our revenues from services we provided to Federal government agencies and 6.4% and 6.5%, respectively, of total revenues from work performed for commercial entities.  The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense includes revenue generated from work performed under engagements for both the Department of Defense and the intelligence community.

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Department of Defense	53.2%	55.7%	52.0%	53.7%
Federal civilian agencies	42.9%	37.9%	44.3%	39.8%
Commercial entities	3.9%	6.4%	3.7%	6.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

We have derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with client relationships that generate higher levels of revenue. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Prime contract revenue	81.2%	85.0%	79.9%	83.7%
Subcontract revenue	18.8%	15.0%	20.1%	16.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our services are provided under three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Cost reimbursable	33.3%	40.4%	28.5%	38.4%
Time and materials	46.6%	32.4%	48.1%	35.6%
Fixed price	20.1%	27.2%	23.4%	26.0%
Total	100.0%	100.0%	100.0%	100.0%

Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract, and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. In general, cost reimbursable contracts are the least profitable of our government contracts. In the three and nine months ended September 25, 2004, 33.3% and 28.5%, respectively, of our revenues were derived from cost reimbursable contracts.  In the three and nine months ended September 27, 2003, 40.4% and 38.4%, respectively, of our revenues were derived from cost reimbursable contracts.

Under time and materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time and materials contract are higher or lower than the billing rates under the contract, our profit under the contract may either be greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time and materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts. In the three and nine months ended September 25, 2004, 46.6% and 48.1%, respectively, of our revenues were derived from time and materials contracts.  In the three and nine months ended September 27, 2003, 32.4% and 35.6%, respectively, of our revenues were derived from time and material contracts.

Under fixed price contracts, we perform specific tasks for a fixed price. Compared to cost reimbursable and time and materials contracts, fixed price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed price contracts may include either a product delivery or specific service performance over a defined period.  Revenue on fixed price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis.  These contracts are generally less than six months in duration.  For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.  In the three and nine months ended September 25, 2004, 20.1% and 23.4%, respectively, of our revenues were derived from fixed price contracts.   In the three and nine months ended September 27, 2003, 27.2% and 26.0%, respectively, of our revenues were derived from fixed price contracts.

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

Subsequent Events

On October 6, 2004, the Company and affiliates of Frontenac sold an aggregate of 3,520,000 shares of the Company’s common stock in an underwritten public offering priced at $21.85 per share.  Of the 3,520,000 shares offered, 2,520,000 shares were sold by the Company, including an option to purchase 320,000 shares to cover over-allotments that was granted to, and exercised by, the underwriters, and 1,000,000 shares were sold by the selling stockholders.   In connection with the secondary offering, the Company received approximately $51.3 million in net proceeds, which was primarily used to payoff the $27.0 million of term loan borrowings and the $16.0 million of borrowings under the revolving line of credit on October 8, 2004.  The Company will write-off a portion of deferred financing costs associated with the pay-off of the borrowings, which will be reflected in the Company’s fourth quarter of fiscal 2004.  The Company has incurred approximately $775,000 in costs in connection with this offering of common stock.  Such costs will be netted against the proceeds and recorded in stockholder's equity.  Additional information relating to this event is included below in the Section entitled “Liquidity and Capital Resources.”

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percent of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	67.2	61.3	63.0	60.5
Indirect costs	24.2	29.3	28.0	31.1
Depreciation	0.7	1.2	0.9	1.2
Amortization	0.2	—	0.2	—
Total operating expenses	92.3	91.8	92.1	92.8
Income from operations	7.7	8.2	7.9	7.2
Other income (expense)	(0.1)	—	(0.0)	—
Interest expense	1.0	0.4	1.1	0.4
Income before provision for income taxes	6.6	7.8	6.8	6.8
Provision for income taxes	2.6	3.1	2.7	2.7
Net income	4.0%	4.7%	4.1%	4.1%

Three months ended September 25, 2004 compared with three months ended September 27, 2003

Revenue.  For the three months ended September 25, 2004, our revenues increased 73.3% to $72.9 million from $42.1 million for the three months ended September 27, 2003. Revenues from work under Federal government contracts increased 77.7% to $70.0 million for the three months ended September 25, 2004 from $39.4 million for the three months ended September 27, 2003. This increase was primarily attributable to increased activity in our applications development, engineering and network solutions services and revenue from our most recent acquisition, MATCOM.  Commercial revenues increased 6.3% to $2.9 million in the three months ended September 25, 2004 from $2.7 million in the three months ended September 27, 2003.

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended September 25, 2004, direct costs increased 90.1% to $49.1 million from $25.8 million for the three months ended September 27, 2003. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 67.2% for the three months ended September 25, 2004 as compared to 61.3% for the three months ended September 27, 2003.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended September 25, 2004, indirect costs increased 43.0% to $17.6 million from $12.3 million for the three months ended September 27, 2003.  This $5.3 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs as well as the acquisition of MATCOM and the growth in our sales and marketing efforts.  As a percentage of revenue, indirect costs were 24.2% for the three months ended September 25, 2004 as compared to 29.3% for the three months ended September 27, 2003.

Depreciation. For the three months ended September 25, 2004, depreciation expense increased 3.8% to $0.52 million from $0.50 million for the three months ended September 27, 2003.  This increase was attributable primarily to increased levels of capital expenditures. As a percentage of revenue, depreciation expense was 0.7% for the three months ended September 25, 2004 compared to 1.2% for the three months ended September 27, 2003.

Amortization of intangible assets. For the three months ended September 25, 2004, amortization of intangible assets was $0.17 million, compared to $0 for the three months ended September 27, 2003.  This increase was attributed to the acquisition of MATCOM.  The Company uses an accelerated method of amortization.

Income from operations.  For the three months ended September 25, 2004, income from operations increased 60.8% to $5.5 million from $3.4 million for the three months ended September 27, 2003. This increase was attributable primarily to increased revenues.  As a percentage of revenue, income from operations was 7.7% for the three months ended September 25, 2004 compared to 8.2% for the three months ended September 27, 2003.

Interest expense.  Interest expense increased 330.4% to $0.69 million for the three months ended September 25, 2004 from $0.16 million for the three months ended September 27, 2003. This increase was attributable primarily to increased borrowings under our credit facility made in connection with the acquisition of MATCOM.  As a percentage of revenue, interest expense was 1.0% for the three months ended September 25, 2004 as compared to 0.4% for the three months ended September 27, 2003.  We anticipate interest expense to remain at higher levels throughout fiscal year 2004 as compared to the same periods in 2003.

Provision for/benefit from income taxes.  The provision for income tax was $1.9 million in the three months ended September 25, 2004, compared to $1.3 million for the three months ended September 27, 2003.   For the third quarters of both 2004 and 2003, our tax provision represents an effective tax rate of 39.5%.  Our effective tax rate is greater than the federal statutory rate of 34% due primarily to state income tax rates.

Nine months ended September 25, 2004 compared with nine months ended September 27, 2003

Revenue.  For the nine months ended September 25, 2004, our revenues increased 55.2% to $192.7 million from $124.1 million for the nine months ended September 27, 2003. Revenues from work under Federal government contracts increased 59.4% to $185.5 million for the nine months ended September 25, 2004 from $116.0 million for the nine months ended September 27, 2003. This increase was attributable primarily to increased activities in our outsourcing, applications development, engineering and network solutions services and revenue from our most recent acquisition, MATCOM.  Commercial revenues decreased 11.1% to $7.2 million in the nine months ended September 25, 2004 from $8.1 million in the nine months ended September 27, 2003.  The decrease was attributable primarily to increase in our focus on Federal government support.

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the nine months ended September 25, 2004, direct costs increased 61.6% to $121.4 million from $75.1 million for the nine months ended September 27, 2003. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 63.0% for the nine months ended September 25, 2004 as compared to 60.5% for the nine months ended September 27, 2003.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the nine months ended September 25, 2004, indirect costs increased 39.7% to $54.0 million from $38.6 million for the nine months ended September 27, 2003.  This increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs, as well as the acquisition of MATCOM and the growth in our sales and marketing efforts.    As a percentage of revenue, indirect costs were 28.0% for the nine months ended September 25, 2004 as compared to 31.1% for the nine months ended September 27, 2003.

Depreciation. For the nine months ended September 25, 2004, depreciation expense was $1.7 million as compared to $1.5 million for the nine months ended September 27, 2003.  As a percentage of revenue, depreciation expense was 0.9% for the nine months ended September 25, 2004 compared to 1.2% for the nine months ended September 27, 2003.

Amortization of intangible assets. For the nine months ended September 25, 2004, amortization of intangible assets was $0.5 million, compared to $0 for the nine months ended September 27, 2003.  This increase was attributed to the acquisition of MATCOM.  The Company uses an accelerated method of amortization.

Income from operations.  For the nine months ended September 25, 2004, income from operations increased 70.7% to $15.1 million from $8.9 million for the nine months ended September 27, 2003. This increase was attributable primarily to the higher revenue.  As a percentage of revenue, income from operations was 7.9% for the nine months ended September 25, 2004 compared to 7.2% for the nine months ended September 27, 2003.

Interest expense.  Interest expense increased 318.8% to $2.0 million for the nine months ended September 25, 2004 from $0.47 million for the nine months ended September 27, 2003. This increase was attributable primarily to increased borrowings under our credit facility made in connection with the acquisition of MATCOM.  As a percentage of revenue, interest expense was 1.1% for the nine months ended September 25, 2004 as compared to 0.4% for the nine months ended September 27, 2003.  We anticipate interest expense to remain at higher levels throughout fiscal year 2004 as compared to the same periods in 2003.

Provision for/benefit from income taxes.  The provision for income tax was $5.2 million in the nine months ended September 25, 2004, compared to $3.3 million for the nine months ended September 27, 2003.   For both the nine months ended September 25, 2004 and the nine months ended September 27, 2003, we have recorded an expense for income tax, which reflects an effective rate of 39.5%.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We have historically relied primarily on cash flow from operations, borrowings under our credit facility and from some of our stockholders and the sale of common and preferred stock to provide for our cash needs.

Net cash provided by operations was $6.7 million for the nine months ended September 25, 2004 compared with $15.1 million net cash provided by operations for the nine months ended September 27, 2003.  Cash provided by operations in the nine months ended September 25, 2004 was attributable to net income of $8.0 million, depreciation, amortization and other non-cash items of $4.0 million, offset by an increase in net operating assets by $5.3 million. Cash provided by operations in the nine months ended September 27, 2003 was attributable to net income of $5.1 million, depreciation, amortization and other non-cash items of $2.1 million, and decrease in working capital and other operating assets and liabilities of $7.9 million.

Cash used in investing activities was $67.1 million for the nine months ended September 25, 2004 and $1.0 million for the nine months ended September 27, 2003.  For the nine months ended September 25, 2004, we acquired MATCOM for $66.1 million and invested $1.0 million in capital assets.  For the nine months ended September 27, 2003, we invested $1.0 million in capital assets.

Cash provided by (used in) financing activities was $42.1 million for the nine months ended September 25, 2004, compared with cash used in financing activities of $2.4 million for the nine months ended September 27, 2003.  Cash provided by financing activities for the nine months ended September 25, 2004 was attributable to $16.0 million net borrowings under our revolving line of credit, $30.0 million of long-term debt provided by our credit facility and $0.4 million provided by proceeds from the exercise of stock options, partially offset by $1.2 million repayments of debt issuance fees, $3.0 million for repayment of long-term debt, and $0.1 million of capital lease payments.   Cash used in financing activities for the nine months ended September 27, 2003 was attributable to repayments for notes and leases of $0.2 million and repayment of bank overdrafts of $2.2 million.

Cash and cash equivalents as of September 25, 2004 and September 27, 2003 were $4.9 million and $22.5 million, respectively.

In connection with the acquisition of MATCOM, we amended our credit facility to increase the borrowing capacity from $35 million to $80 million and extended the term to January 21, 2008.

The amended credit facility includes a $30 million term loan and a $50 million revolving credit facility. Under the term loan, we are required to make three $1.5 million quarterly principal payments starting on June 30, 2004, eight $1.875 million quarterly principal payments starting on March 31, 2005, three $2.25 million quarterly principal payments starting on March 31, 2007, and a final $3.75 million principal payment on December 31, 2007.  In connection with the secondary offering that closed on October 6, 2004, the Company paid off the $27.0 million of term loan borrowings and the $16.0 million of borrowings under the revolving line of credit on October 8, 2004.  In connection with the early repayment of debt, the Company will write-off of a portion of deferred financing costs in the fourth quarter of fiscal 2004.

The amended credit facility permits us, subject to our compliance with financial and nonfinancial covenants and customary conditions, to make up to $50.0 million of revolving credit borrowings and also provides for the issuance of letters of credit, although the amount of available revolving credit borrowings is reduced by the amount of any outstanding letters of credit issued under the facility.

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

We and each of our existing and future subsidiaries are jointly and severally liable with respect to the payment of all borrowings and other amounts due and performance of all obligations under the new credit facility. The new credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock of our existing and future subsidiaries. The new credit facility requires us to make mandatory prepayments of outstanding borrowings, with a corresponding reduction in the maximum amount of borrowings available under the facility; net proceeds from certain insurance recoveries and asset sales, 100% of the net proceeds from debt issuances, and 50% of the net proceeds from certain equity issuances are subject to specified exceptions. Also, the new credit facility includes a number of restrictive covenants including, among other things, limitations on our leverage and capital expenditures, limitations on our ability to incur additional indebtedness or liens, requirements that we maintain minimum ratios of cash flow to fixed charges and prohibitions on payment of dividends on our capital stock, limitations on our ability to enter into mergers, acquisitions or sales of our assets, and prohibitions on certain transactions among our subsidiaries and affiliated companies. The new credit facility also contains events of default, including, among other events, any transaction resulting in a new stockholder or group of stockholders acquiring control of our board of directors or ownership of greater than 40% of our outstanding capital stock, any default by us under any material government contract or other material contract to which we are a party, and the suspension of our ability to enter into contracts with the federal, state or local governments generally.

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

On March 22, 2004, we filed a shelf registration statement with the Securities and Exchange Commission relating to the future offering of up to an aggregate of $100 million of our common stock, preferred stock, depositary shares, debt securities and warrants exercisable for common or preferred stock.  The shelf registration statement also registers the offering of up to 1,500,000 shares of common stock held by affiliates of Frontenac Company, our largest stockholder.  On May 21, 2004, the shelf registration statement was declared effective by the Securities and Exchange Commission.  On October 6, 2004, the Company and affiliates of Frontenac sold an aggregate of 3,200,000 shares of the Company’s common stock in an underwritten public offering priced at $21.85 per share.  Of the 3,200,000 shares offered, 2,200,000 shares were sold by the Company and 1,000,000 shares were sold by the selling stockholders.  In connection with this offering, the Company received approximately $51.3 million in net proceeds.  The Company will not receive any of the proceeds from the sale of common stock by the selling stockholders.  The Company also granted the underwriters an option to purchase up to 320,000 shares solely to cover over-allotments, which the underwriters exercised.

The Company incurred approximately $775,000 in costs in connection with the filing of the shelf registration statement in March 2004, a proposed public offering of common stock that was contemplated during May 2004, and the secondary offering that closed in October 2004.  Such costs will be netted against the proceeds and recorded in stockholder’s equity upon closing of the offering.

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

For cost reimbursable contracts with fixed fees and fixed price contracts, we estimate the applicable fees earned as costs are incurred or services are provided. This process requires estimation of the contemplated level of effort to accomplish the tasks under contract and the cost of such effort, as well as ongoing assessment towards completing the contract. We utilize a number of management processes to monitor contract performance and revenue estimates, including monthly in-process reviews. For cost reimbursable contracts with performance-based fees, we estimate the applicable fees earned based on historical experience and performance evaluations from our customers. For fixed price contracts that are based on unit pricing, we recognize revenue for the number of units delivered in any given fiscal period.  For fixed price contracts that are based on the proportionate performance method and involve a specified number of similar acts, we recognize revenue based on the proportion of those acts completed compared to the number of total specified acts required by the contract.  For fixed price contracts that are based on the proportionate performance method and involve a specified number of defined but not similar acts, we recognize revenue based on the proportion of the project’s percentage total costs incurred compared to the estimated total costs associated with the entire transaction.  Occasionally, facts may develop that require revisions to estimated total costs or revenues expected. The cumulative effect of any such revisions is recorded in the period in which the facts requiring the revision become known. The full amounts of anticipated losses on any contract type are recognized in the period in which they become known.

In addition, certain indirect costs are charged to contracts and paid by the client using provisional, or estimated, indirect rates that are subject to later revision based on government audits. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded.

Stock Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.  We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2003.  The disclosures determine compensation cost for the Company’s stock options based on SFAS No. 123, which reflects the fair value of each option estimated on the date of grant using the Black-Scholes option-pricing model.

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

Item 4.     Controls and Procedures.

Disclosure Controls and Procedures.  The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act.  Rules adopted by the Securities and Exchange Commission require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report

Limitations on the Effectiveness of Controls.  Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The evaluation by our Chief Executive Officer and our Chief Financial Officer of our disclosure controls and procedures included a review of procedures and discussions with our Audit Committee, our accounting management team, and others in our organization. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.

The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information was important both for the evaluation generally and because the Section 302 certifications require that our Chief Executive Officer and our Chief Financial Officer disclose that information to the Audit Committee of our Board of Directors and to our independent auditors and to report on related matters in this section of the report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other control matters in the evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

Periodic Evaluation and Conclusion.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of September 25, 2004.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 25, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting.  During the three months ended September 25, 2004, there were no changes to the Company’s internal control over financial reporting that materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters To a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

(b)   Report on Form 8-K

•	Current Report on Form 8-K dated September 14, 2004 announcing a change in the Company’s Transfer Agent and Registrar and disclosing the Company’s form Stock Option Agreements.

•

Current Report on Form 8-K dated September 14, 2004 announcing an extension of period of performance and increase in the contract ceiling value relating to the Company’s National Visa Center contract with the U.S. Department of State.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI INTERNATIONAL, INC.

/s/ Thomas E. Dunn
Thomas E. Dunn
Executive Vice President and
Chief Financial Officer

Date:	November 4, 2004

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
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