Form 10-K
period 2004-12-25
SI INTERNATIONAL INC
filed 2005-03-10
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐                                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number

000-50080

SI International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2127278
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12012 Sunset Hills Road, Reston, Virginia	20190-5869
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (703) 234-7000

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of SI International, Inc. Common Stock held by non-affiliates of the registrant as of June 25, 2004 was $119.793,743.

As of March 4, 2005, there were 11,062,075 shares of SI International, Inc. Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s annual report to stockholders for the fiscal year ended December 25, 2004 will be incorporated by reference into Part II and III of this Form 10-K. Certain portions of the definitive proxy statement to be used in connection with SI International, Inc.’s annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 25, 2004, will be incorporated by reference into Part III of this Form 10-K.

SI INTERNATIONAL, INC.

FORM 10-K

BUSINESS INFORMATION

Throughout this document, we occasionally distinguish between SI International, Inc., as a company separate from its subsidiaries, and SI International, Inc., as a company combined with its subsidiaries. In order to clarify which entity we are referring to in various discussions, we use the terms “SI International, Inc.” and “SI International” to refer to SI International, Inc. without its subsidiaries. All other references, including “SI,” “the Company,” “we” and “us” refer to SI International and its subsidiaries.

PART I

Item 1. Business   SI International, Inc. was organized as a Delaware corporation under the name of “SI International Incorporated” on October 14, 1998. SI conducts operations both in its own name and through subsidiaries, each of which is located in the U.S. but some of which have international operations.

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the section captioned “Risk Factors Related to Our Business,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Recent Events

On February 9, 2005, we completed the purchase of Shenandoah Electronic Intelligence, Inc., or SEI. SEI is a provider of critical business process outsourcing primarily for the Department of Homeland Security, or DHS. SEI’s services include: data and records management; applications processing; file and mail management; analytical support services; and secure optical card processing at one of the largest facilities of its kind.

Under the terms of the definitive stock purchase agreement, we acquired SEI for $75 million in cash, subject to certain adjustments. The transaction was funded through cash-on-hand and borrowings from a new $160 million credit facility. The purchase price is subject to adjustment as a result of certain tax elections. The definitive stock purchase agreement also provides that the SEI stockholders will retain certain non-operating assets and contingent accounts receivable. We expect the acquisition to be accretive to earnings. SEI’s trailing twelve months revenue ended September 30, 2004 was approximately $73.9 million.

As a result of our acquisition of SEI, we gained approximately 1,700 employees, over 99% of which hold security clearances.

On January 14, 2005, Dr. Culver retired from our management. He continues to serve as a non-management member of our Board of Directors. In addition, Dr. Culver currently serves as a consultant to us under the terms of a Consulting Services Agreement between Dr. Culver and the Company.

On December 20, 2004, we completed the purchase of Bridge Technology Corporation, a provider of information technology and information management. The acquisition supports our strategic growth plan to broaden our customer base and further develop our service offerings to the intelligence agencies, and strengthen our portfolio of mission-critical solutions.

Under the terms of the agreement, we acquired Bridge Technology for $30 million in cash. The transaction was funded through cash-on-hand and borrowings under the Company’s credit facility. We expect the acquisition to be accretive to earnings. Bridge Technology’s trailing twelve months revenue ended September 30, 2004 was approximately $22.2 million, and, as of September 30, 2004, operating income was approximately $3.5 million.

As a result of our acquisition of Bridge Technology, we gained approximately 140 additional employees, about 90% of which hold security clearances.

Overview

We are a provider of mission critical information technology and network solutions primarily to the Federal Government. Our business is guided by our experienced team of five executive officers and over twenty-five other corporate officers who manage and are responsible for successfully growing our business. As of the end of fiscal year 2004, we employed over 2,000 employees, and, following the acquisitions of SEI on February 9, 2005, we have over 3,700 employees. Approximately 83% of our employees, including those of SEI and Bridge Technology, hold Federal Government security clearances or have passed National Agency Checks. Over 17% of our employees, including those of SEI and Bridge Technology, hold Top Secret security clearances. A significant portion of our employees who hold Top Secret security clearances also hold Sensitive Compartmental Information clearances, which permit us to bid on highly classified projects.

Our broad set of contract vehicles gives us extensive reach and enables us to deliver a full range of our services and solutions to the Federal Government. The strength of our service offerings and information technology expertise allows us to maintain substantial relationships with clients, some of whom have been clients of ours, or of one of our acquired businesses, for over 20 years. In fiscal 2004 and fiscal 2003, we derived approximately 81% and 84%, respectively, of our revenue from contracts on which we acted as prime contractor. Acting as a prime contractor provides us with stronger client relationships, as well as the visibility and access to new work that are not available when acting as a subcontractor. Our total backlog as of December 25, 2004 was approximately $711 million, of which approximately $125 million was funded. See “—Backlog” for a discussion of how we calculate backlog.

The Federal Government Technology Services Market

The ongoing transformation of the Federal Government’s information systems and communication networks is creating an increase in its demand for information technology, or IT, services. According to INPUT, federal government information technology spending that is contracted out by the federal government is projected to increase by $22.1 billion from $58.6 billion in government fiscal 2004 to $80.7 billion in government fiscal 2009, a compound annual growth rate of approximately 6.6%. In addition, the U.S. Air Force addressable spending, which is the amount that is contracted out, is projected by INPUT to grow from $4.3 billion in government fiscal 2004 to $6.8 billion in government fiscal 2009, representing a compounded annual growth rate of 9.6%.

We expect that the federal government’s need for the types of information technology services that we provide will continue to grow in the foreseeable future, as a result of the high priority placed by the federal government on the transformation of its information technology programs. INPUT forecasts that the percentage of information technology spending that is contracted out by the federal government will reach a high of 86% of total information technology spending in government fiscal 2009.

We believe the following industry trends will also continue to drive the Federal Government technology services market:

•       Continued focus on mission-critical initiatives.   Since the events of September 11, 2001, the federal government has made the transformation of its information technology infrastructure a major priority. According to INPUT, the federal government information technology services “commercial” segment, which is comprised of outsourcing, professional services, consulting, training, systems integration and processing services, is projected to grow from $25.1 billion in government fiscal 2004 to $35.3 billion in government fiscal 2009, representing a projected compounded annual growth rate of 7.1%. According to INPUT, growth in the commercial segment for the U.S. Air Force, our single largest client in terms of revenue for each of the last three completed fiscal years, is projected to rise from $1.5 billion in government fiscal 2004 to $2.6 billion in government fiscal year 2009, a compounded annual growth rate of 11.7%.

•       Increased Federal Government reliance on outsourcing.   According to INPUT, outsourcing through the use of outside providers to provide federal government services is projected to grow from $12.1 billion in government fiscal 2004 to $18.0 billion in government fiscal 2009, representing a projected compounded annual growth rate of 8.4%.

We believe that the federal government is increasingly turning to the information technology industry to execute support processes and functions that were traditionally performed by federal government employees. INPUT expects that Department of Defense budgets will grow over the next several governmental fiscal years and anticipates that each of the defense agencies will move toward outsourcing more of the information technology functions that are not core to the war-fighting mission. Business process outsourcing, or BPO, is a relationship in which a contractor is responsible for performing an entire business operations function, including the information systems outsourcing that supports it. INPUT projects that federal government BPO spending will grow from $530.0 million in government fiscal 2004 to $900.0 million in government fiscal in 2009, which represents a compounded annual growth rate of 11.1%. In addition, during this same period, INPUT projects a compounded annual growth rate for BPO spending by defense agencies of 12.6%. According to INPUT, the size of the federal government workforce, which includes only civilian employees and non-uniform military personnel in federal civilian agencies and the Department of Defense, decreased by 1.1 million workers during the period 1990 through 2000, representing a 22% decline. The GAO has warned of further attrition due to retirement of federal government workers during the period 2003 through 2006.

We believe that homeland security will have the greatest impact on three specific segments of the federal government information technology market: information security, communications and knowledge management. We believe that the rapid pace of technological innovations and the federal government’s increasing reliance on complex information technology infrastructure, combined with a decline in the size of the federal government workforce, as described above, make it increasingly difficult for many governmental agencies to operate and upgrade their information technology systems. We expect that several trends will contribute to the federal government’s increased use of service providers to fulfill a larger portion of its information technology responsibilities, and we believe that we will continue to gain new engagements to the extent that the federal government increases its reliance on outsourcing for its information technology needs. These trends include:

•       The aging of the Federal Government’s workforce.   According to INPUT, the federal government has estimated that more than 30% of current members of the federal government workforce, as described above, in supervisory positions will be eligible for retirement by 2007, and the average age of federal government employees increased from 42 years of age in 1990 to 46 years of age in 2004. In April 2001, the GAO concluded in a report that the federal government’s human capital challenges are adversely affecting the ability of many agencies to carry out their missions.

•       Increased Federal Government emphasis on competitive sourcing.   The current administration has made competitive sourcing a major initiative of its management agenda. According to the President’s Management Agenda, which was issued in 2001 and for which progress reports continue to be issued, including most recently during 2003, nearly half of all U.S. government employees perform tasks that are available in the commercial marketplace. To the extent that the size of the federal government workforce decreases, we believe that the federal government will have an increased need for entities that offer the technical skills, familiarity with government processes and procedures and skilled personnel that are necessary to meet the diverse information technology requirements of the various federal government agencies.

Increased spending on homeland security and intelligence.

In the wake of the terrorist attacks on September 11, 2001, there has been an increased emphasis on homeland security, intelligence and national defense, including protecting critical infrastructure. According to INPUT, the total addressable information technology budget for the Department of Homeland Security is projected to grow from $3.8 billion in government fiscal 2004 to $5.9 billion in government fiscal 2009, representing a compound annual growth rate of 9.9%.

As part of this additional proposed spending, on April 18, 2002 the government announced a new Unified Command, the U.S. Northern Command, which is headquartered in Colorado Springs, Colorado. The U.S. Northern Command’s mission, as stated on its web site, “is homeland defense and civil support, specifically: conduct operations to deter, prevent, and defeat threats and aggression aimed at the United States, its territories, and interests within the assigned area of responsibility; and as directed by the President or Secretary of Defense, provide military assistance to civil authorities including consequence management operations.”

Although the total amount to be spent for intelligence applications is classified, based on available information, INPUT has forecasted that the addressable federal government information technology spending in the intelligence community may be as much as $7.7 billion in government fiscal 2004. We believe that there will continue to be increases in spending on federal intelligence activities, which are expected to represent significant additional opportunities for us.

Increased simplicity of procurement.

Through changes that began with the Federal Acquisition Streamlining Act of 1994, or FASA 94, the federal government has developed a variety of accelerated contracting methods. Federal governmental agencies have increasingly been able to rely on multiple contracting vehicles to procure needed services in an expedient manner. According to INPUT, the average time to procure products and services was approximately 111 days in government fiscal 2003 as compared to 278 days in government fiscal 1995.

Our Core Strengths

We strategically built our business to respond specifically to the federal information technology marketplace. We believe that our core strengths position us to respond to the long-term trends and changing demands of our market.

Our Experienced Management Team

Our business is guided by our experienced team of five executive officers and over twenty-five other corporate officers who manage and are responsible for successfully growing our business. Our principal founder, Ray Oleson, has more than 35 years of managerial experience in our industry. Our executive officers have served as presidents, chief operating officers, and chief financial officers at Fortune 500 and industry-leading public companies. Our executive officers also have strong backgrounds in identifying, acquiring and integrating businesses. Members of our management team have substantial experience acquiring and successfully integrating acquired entities. Since our founding, we have acquired and integrated five businesses, and we are in the process of integrating our most recent acquisitions, Bridge Technology and SEI, which we acquired in December 2004 and February 2005, respectively.

Our Corporate Culture

Our corporate culture is based on respect for clients, personnel, business partners and management. We view our commitment to this culture of respect as a cornerstone of our company. We believe that our culture helps us build the relationships necessary to gain an in-depth understanding of our clients’ needs, business practices and information technology and network systems. In addition, we believe our culture is a factor in helping our employee turnover rate remain low compared to other companies in our industry, helping us to maintain client domain knowledge and provide consistent service to our clients. Further, we believe that our commitment to respect, combined with quality of performance, is an important factor in retaining clients and winning new referrals.

Focus on Information Technology Services

We deliver a full spectrum of information technology services and solutions that address challenges common to many Federal Government agencies and commercial companies. Our capabilities position us to capitalize on the Federal Government’s increasing demand for information technology services. We integrate our technical areas of expertise into comprehensive solutions covering information technology applications, systems engineering, network and telecommunications engineering and outsourcing. Our focus on end-to-end information technology solutions allows us to leverage our knowledge and experience to provide best practices across many Federal Government agencies and industries. Our key focus areas are:

•       Federal IT Modernization.   We define federal IT modernization to include designing, building and deploying solutions that enable our clients to replace legacy applications and databases and allow effective information sharing across agencies. We believe we have a proven track record of delivering true end-to-end solutions in this focus area that encompass application and software development, systems engineering, network solutions, and information security and performance support.

•       Defense Transformation.   We define defense transformation to include development of solutions intended to enable the U.S. military to successfully adapt to the requirements of net-centric warfare through our deep capabilities in space systems engineering, enterprise and operational architecture, command and control, logistics, and military satellite communications. In the area of space systems modernization, we are supporting clients such as Air Force Space Command, NORAD, Northern Command and U.S. Strategic Command in this key focus area.

•       Homeland Defense.   We define homeland defense as defense of the U.S. homeland, and includes the development of large scale replicated databases, secure optical calls processing and identification systems, managing records, and processing visas. We are working in this focus area to provide advanced information technology to assist in meeting this challenge for clients that include Department of Homeland Security, Department of State, Northern Command, Department of Energy, and Department of Agriculture.

•       Mission-Critical Outsourcing.   We define mission-critical outsourcing as assisting the federal government with shortages of personnel, including for the purpose of permitting re-assignment to higher priority government assignments, increasing operational efficiency, and improving the overall quality of service. We provide services in this focus area to both civilian agencies and the Department of Defense.

Our skilled employees use their advanced technological training and extensive experience to implement our state-of-the-practice solutions. As of the end of fiscal year 2004, we employed over 2,000 employees, many of whom possess security clearances and National Agency Checks that allow us to bid on and perform classified work for the Federal Government. Subsequent to the acquisition of SEI, we added approximately 1,700 employees, 99% of which possess security clearances.

Knowledge of Federal Government Contracting and Federal Agencies

We believe that our in-depth knowledge of Federal Government contracting and the governmental agencies we serve and their procurement processes allows us to provide better solutions for our clients’ needs. Our experienced team of executive officers and senior managers brings to us their many years of experience and extensive contacts in the industry. They provide us with an understanding of our clients’ needs and procedures, as well as valuable mission-specific information. We believe that the insight provided by our officers and managers allows us to design solutions that are responsive to our clients’ mission-critical needs.

Successful Integration of Acquired Businesses

We believe that a critical component of our success is our ability to identify, acquire and integrate companies that build or expand our suite of services to serve our clients’ needs more effectively. Members of our management team have substantial experience acquiring and successfully integrating acquired entities. We believe that this experience provides a basis for our disciplined approach to identifying acquisition candidates and integrating acquired companies. By integrating corporate infrastructures such as marketing and sales, accounting, human resources and internal networks, we can save the expense of redundant functions. In addition, by integrating operations, we establish a corporate-wide mission which can reduce internal competition and promote the cross-selling of newly augmented skill sets to increase our client base.

Within the 15-month period from January 1999 through March 2000, we identified, acquired and integrated four Federal Government information technology services companies with aggregate revenues of approximately $105 million, measured for the 12 months prior to their respective acquisition dates. In January, 2004, we acquired Matcom International Corporation, or Matcom, and have successfully integrated Matcom into our organization. Through each of these acquisitions, we built and expanded our services and solutions capabilities and our client relationships. We applied our disciplined acquisition processes to integrate the acquired companies and successfully grew these businesses. We are applying similar processes to integrate Bridge Technology and SEI, which we acquired in December 2004 and February 2005, respectively.

Our Growth Strategy

We have implemented the following strategies in order to reach our goal of becoming a leading provider of information technology and network solutions to our clients:

•       Maintain and expand our existing client relationships.   We maintain relationships with our existing clients by adhering to our culture of respect and providing quality performance. We believe this helps us win renewals of our engagements. In addition, we use our knowledge of our clients’ needs to identify additional opportunities and cross-sell new services to them.

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

•       Pursue strategic acquisitions.   We plan to continue utilizing our disciplined methodology to identify, evaluate and integrate strategic acquisitions. We have acquired and successfully integrated five businesses since 1999 and we are in the process of integrating our sixth and seventh acquisitions, Bridge Technology and SEI, which we acquired in December 2004 and February 2005, respectively. These acquisitions have positioned us with strategically important technical skills in important client areas.

Our Areas of Practice

We provide information technology and network solutions in the following eight practice areas to supplement our clients needs in Defense Transformation, Homeland Defense, Mission Critical Outsourcing and Federal IT Modernization.

Software Development.   Our software development practice delivers custom software integrated with commercial off-the-shelf products to meet our clients’ software requirements. We bring an understanding of complex software development and integration techniques for detailed design, implementation, testing, configuration control and documentation. We also provide enterprise-wide data management as well as testing and independent verification and validation services. Our technical staff is skilled in state-of-the-practice technologies such as C++, J2EE, Power Builder and Oracle Tools. Our software development process had been externally assessed at the Software Engineering Institute Capability Maturity Model for Software—Level 2 indicating standardized, repeatable processes are utilized.

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

eSolutions.   Our eSolutions practice delivers software implementation services that web-enable legacy applications intended to leverage an organization’s utilization of the worldwide web (internet, intranet or extranet) to facilitate its business strategies and processes. We provide our clients with feasibility studies, system planning, systems development, migration planning, quality assurance, systems integration and user training. Our technical staff utilizes tools such as Microsoft.Net, Oracle Tools and Microsoft Visual Basic and Front Page, to help them deliver software integration services.

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

Learning Solutions.   Our learning solutions practice designs, develops and delivers training and performance support to meet our clients’ individual and organizational learning and performance needs. We provide distance learning, web-based training, computer-based training, instructor-led training, electronic performance support, performance-centered interface design, knowledge management, help desk staffing and management and local area network operations. Our technical staff is skilled in instructional systems design, usability engineering, software engineering, multimedia and graphic design and online documentation.

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

Mission-Critical Outsourcing.   Our mission-critical outsourcing practice uses our domain expertise to operate our systems and processes that are vital to our clients’ businesses. We offer professional services to perform network operations, sustaining engineering, administrative processing and overall program management.

Clients

We provide our services primarily to Federal Government clients such as the U.S. Air Force Space Command, the U.S. Army, the Department of State, the Department of Homeland Security, and the defense intelligence community. In fiscal 2004, we derived approximately 97% of our total revenue from Federal Governmental agencies and approximately 3% of our total revenue from commercial clients.

Our largest client is the Department of Defense. We derived approximately 53% of our total revenue in fiscal 2004 and approximately 55% of our total revenue in fiscal 2003 from the Department of Defense and the intelligence community. In fiscal 2004 and fiscal 2003, services we provided to the U.S. Air Force Space Command represented 26% and 38% of our total revenue, respectively, and consisted of approximately 220 separate engagements. We also derived approximately 12% and 20% of our fiscal 2004 and 2003 revenue, respectively, from the Department of State. Each of these entities consists of a substantial number of separate offices, each of which typically exercises independent decision making and funding authority. We believe our contract base among these separate offices is well diversified. As of December 25, 2004, we had approximately 450 active engagements. In fiscal 2004 and fiscal 2003, we derived approximately 81% and 84%, respectively, of our revenue from contracts on which we acted as prime contractor and derived approximately 19% and 16%, respectively, of our revenue from contracts on which we acted as a subcontractor.

We often subcontract portions of work to be performed under a contract or task order under which we are the prime contractor. Approximately 16% and 13%, respectively, of our total revenue in fiscal 2004 and fiscal 2003, respectively, was generated by work performed by subcontractors. The subcontractors are sometimes responsible for critical portions of the contracted services. Our subcontracting arrangements typically specify that all terms of the primary contract pass down to the subcontractor. We are not dependent upon any one subcontractor or group of subcontractors to provide a substantial degree of work for us. In addition, it is typical that a subcontractor on one engagement may be a competitor or a client in other situations. We believe that cultivating good relationships with our subcontractors is necessary to maintain our competitive position as well as to facilitate meeting performance obligations under our contracts.

Backlog

Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts. Unfunded backlog is the difference between total backlog and funded backlog. Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Our total backlog does not include estimates of revenue from government-wide acquisition contracts, or GWAC contracts, or General Services Administration, or GSA, schedules beyond awarded or funded task orders, but our unfunded backlog does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity, or ID/IQ, contracts, such as our contract with the U.S. Air Force Space Command.

Our total backlog as of December 25, 2004 was approximately $711 million, of which approximately $125 million was funded. However, there can be no assurance that we will receive the amounts we have included in our backlog or that we will ultimately recognize the full amount of our funded backlog as of December 25, 2004 that we estimate will be recognized as revenue during fiscal 2005 or thereafter.

Had the acquisition of SEI occurred prior to fiscal year end 2004, our backlog would be approximately $834 million, of which $165.1 million would be funded.

We believe that backlog is not necessarily indicative of the future revenue that we will actually receive from contract awards that are included in calculating our backlog. We assess the potential value of contracts for purposes of backlog based upon several subjective factors. These subjective factors include our judgments regarding historical trends (i.e., how much revenue we have received from similar contracts in the past), competition (i.e., how likely are we to successfully keep all parts of the work to be performed under the contract) and budget availability (i.e., how likely is it that the entire contract will receive the necessary funding). If we do not accurately assess each of these factors, or if we do not include all of the variables that affect the revenue that we recognize from our contracts, the potential value of our contracts, and accordingly, our backlog, will not reflect the actual revenue received from contracts and task orders. As a result, there can be no assurance that we will receive amounts included in our backlog or that monies will be appropriated by Congress or otherwise made available to finance contracts and task orders included in our backlog. Many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in backlog. There is always the possibility that the contracts could be adjusted or cancelled. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts, awards of new contracts or approvals of expenditures. See “Risk Factors—The calculation of our backlog is subject to numerous uncertainties, and we may not receive the full amounts of revenue estimated under the contracts included in our backlog, which could reduce our revenue in future periods.”

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

In each of our practice areas, we generally bid against companies of varying sizes and specialties, from small businesses to multi-billion dollar corporations. Because of the current industry trend toward consolidation, some of these companies may emerge better able to compete with us. Therefore, it is essential that we differentiate ourselves from these companies. We believe that our technical abilities, client relationships, past performance, cost containment, reputation and ability to provide quality personnel give us a strong presence in the markets we serve. In addition, we believe that our culture of respect for and commitment to our clients and business partners greatly aids our business. While we believe these factors help to set us apart from other companies in our markets, we may not be able to continue to maintain our competitive position, as new companies enter the marketplace and alliances and consolidations among competitors emerge. Some companies in our markets have longer operating histories, greater financial and technological capabilities, greater brand or name recognition and/or larger client bases than we have.

Government Contracting and Regulatory Processes

For fiscal 2004, approximately 97% of our revenue was derived from work performed under Federal Government contracts. The government contracting process differs in many ways from commercial contracting, and involves a high degree of Federal Government regulation and oversight.

Historically, agencies of the Federal Government wishing to procure services from contractors have been required to prepare a request for proposal, known as an RFP, or some similar form of solicitation. The RFP is typically an extensive document describing the services desired and the terms and conditions that form the final agreement, including the criteria the soliciting agency will use to select the service provider. Interested parties submit proposals in response to the RFP, which the agency evaluate, often requesting additional information and multiple discussions with offerors prior to final award of the contract.

In recent years, the Federal Government has taken steps to streamline the procurement process. For example, in 1994, the enactment of the Federal Acquisition Streamlining Act of 1994 (FASA 94) made the procurement process substantially faster and less burdensome for companies that secure certain contracts. FASA 94 was the first of several statutory and regulatory changes in recent years that significantly altered government procurement practices by increasing the number and types of procurement contract “vehicles” available to Federal Government clients to satisfy their requirements. Federal Governmental agencies are now more likely to use flexible contract vehicles that permit a number of firms to compete for specific orders. The General Services Administration Multiple Award Schedule Program, or GSA MAS Program,

is an example of a flexible contract vehicle employed by the Federal Government. Under the GSA MAS Program, GSA contracts with multiple vendors to provide goods and services, at predetermined prices, to specified authorized buyers. GSA schedules are listings of services and products, along with their respective prices, offered by approved contractors. The schedules are maintained by the GSA for use by any federal agency or other authorized entity. A contractor must successfully complete a pre-qualification process in order to be selected by the GSA for inclusion of the contractor’s goods or services on a GSA Schedule. When an agency selects services under a GSA schedule contract, the soliciting agency, or the GSA on its behalf, conducts a bidding process, limited to qualified GSA schedule contractors. The process typically involves substantially less time and cost than the historical, non-GSA bidding process.

In addition to the GSA MAS Program, we also hold other ID/IQ contracts with other individual agencies, which are generally known as task order contracts. These are essentially umbrella contracts that set forth the basic terms and conditions under which the agency may order goods and services from one, and in some cases, more than one, contractor. Contractors undergo a competitive pre-selection process to become eligible to perform work under ID/IQ contracts. A procuring agency then issues task orders for goods or services to be performed or provided under a contract. When task orders are issued under multiple award ID/IQ contracts, each awardee typically has an opportunity to be considered for the task order. The agency desiring contract services may conduct a competition among the interested awardees, resulting in the issuance of a task order to a single contractor. These contracts have increased competition and pricing pressure by concentrating work under fewer contracts, and requiring competition both prior to the initial award of the contract and throughout the term of the contract in order to obtain task orders for the services we provide, requiring that we make sustained post-award marketing efforts to realize revenue under each such contract. Moreover, even if we are qualified to work on a particular new contract or a contract subject to renewal, we might not be awarded business because of the Federal Government’s policy and practice of procuring goods and services from multiple contractors in order to maintain a diverse base of contractors. In addition, ID/IQ contracts do not obligate the Federal Government to purchase goods or services above the minimum levels set forth in the contract.

A task order calls for a specific set of services to be delivered by the contractor to a particular client agency. In our experience, the key factors in competing successfully for these task orders are technical merit, cost, relevant past performance considerations and client trust. From time to time we are also party to GWACs, which are ID/IQ contracts that permit the aggregation of multiple agencies’ requirements in a single contract, in order to encourage contractors to offer the best possible prices and to reduce the costs associated with multiple acquisitions.

For single-award large scale contracts, such as those targeted by our Major Program initiative, interested contractors submit information indicating their desire to perform the required services. The agency then solicits competitive proposals or bids from qualified contractors by providing them with a formal RFP or similar solicitation. The RFP typically describes the desired services, terms and conditions, and evaluation criteria the agency will use. Offerors then submit proposals in response to the RFP, and the agency evaluates the proposals and makes the award determination. Agencies are encouraged to award contracts on a “best value” basis. This means that the contractor selected for the award should, in the agency’s judgment, provide the greatest overall benefit in response to the requirement, including technical merit, cost and relevant past performance considerations. The entire acquisition process can sometimes take a year or more.

The competitive process presents a number of risks, including the following:

•       we expend substantial funds, managerial time and effort to prepare bids and proposals for contracts that we may not win;

•       we may be unable to estimate accurately the resources and cost that will be required to service any contract we win, which could result in substantial cost overruns; and

•       we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in a requirement to resubmit proposals on modified specifications or in the termination, reduction or modification of the awarded contract.

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

Disappointed bidders and contractors excluded from competing for government contracts and task orders may submit a protest to a contracting officer or the GAO within time limits specified under FAR and GAO bid protest rules. The U.S. Court of Federal Claims also has bid protest jurisdiction. Performance under a contract being protested may be suspended while the protest is pending, and in cases where the contract is found to have been improperly awarded, the contract may be terminated.

Certain FAR clauses, such as the Limitation of Cost and Limitation of Funds clauses, limit the Federal Government’s liability for expenditures or obligations beyond those authorized by the applicable contract. In many cases, contracts are awarded for only one year with a number of successive option years (in many cases, four). Agencies are not obligated to exercise these option years, but in our experience most renewal options under our contracts have been exercised. In addition, certain FAR clauses allow the Federal Government to terminate contracts for convenience (i.e., at will), although the Federal Government is obligated to pay for costs incurred.

Larger contracts may also be subject to the Truth in Negotiations Act and Cost Accounting Standards. The Truth in Negotiations Act requires us to provide current, accurate and complete cost or pricing data in connection with the negotiation of a contract, modification or task order that is not subject to full and open competition or other exceptions to the Act. Cost Accounting Standards are applicable to certain contracts and require the contractor to apply consistent accounting practices and comply with specific cost accounting criteria. The FAR “Contract Cost Principles and Procedures” sets forth the rules regarding the allocability and allowability of costs incurred in connection with Federal Government contracts.

The FAR restricts government contractors from participating in procurements when there is an Organizational Conflict of Interest, or OCI, and establishes rules for avoiding, mitigating and neutralizing conflicts of interest in the issuance of contracts by the Federal Government. Virtually all government contracts, including ours, are subject to the OCI rules. An OCI may arise because the nature of the work to be performed by a contractor has the potential, absent some restriction on future activities, to result in an unfair competitive advantage to the contractor or impair the contractor’s objectivity in performing the contract or providing assistance or advice to the Federal Government. The government contracting officer is responsible for resolving any significant potential OCIs before a contract award is made. Federal

Government contractors have an obligation to manage and, if necessary, report an OCI to the contracting officer. We have a company-wide policy regarding care in the acceptance of and compliance with contractual OCI provisions, which includes awareness training programs and coordination and reporting systems. We review new contracts and task orders at the time we receive them for potential OCI issues. Accordingly, we believe that as a result of the systems we have in place, our backlog will not be affected by OCI issues.

Our books and records are subject to audit by the Defense Contract Audit Agency, or DCAA, and other governmental audit agencies to ensure that the costs and hourly rates for which we invoice the Federal Government under cost reimbursable and time and materials contracts are in compliance with the Cost Principles, Cost Accounting Standards and FAR invoicing regulations. Each fiscal year, we must submit final cost data to the Federal Government indicating our actual costs incurred for the prior year, exclusive of certain costs that are not recoverable by Federal Government contractors. This data is audited, and subject to adjustments by the auditing agency based upon established guidance, which may affect our recovery on cost reimbursable contracts for prior fiscal years. These audits may also result in assessment of penalties, interest costs and, in extreme cases, debarment. The Federal Government retains a portion of the fee earned by us under cost reimbursable contracts until contract completion and audit by the DCAA. Audits of our business units by the DCAA have been completed for all fiscal years through 2001 without material adjustments. In the opinion of management, the audits for other fiscal years through fiscal year 2004 will not result in adjustments that would have a material adverse effect on our financial position or results of operations; however, future material adjustments are possible.

Our conduct and performance is also subject to the False Claims Act. The False Claims Act prohibits contractors from knowingly submitting false or fraudulent claims to the Federal Government. We have established standards of conduct for our employees and a reporting mechanism that any of our employees can use to report inappropriate or illegal activities.

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, are available free of charge on the Investor Relations section of our website at www.si-intl.com as soon as reasonably practicable after we electronically file the material with, or furnish the material to, the Securities and Exchange Commission, or SEC.

You may obtain a printed copy of any of the foregoing materials from us by writing to us at SI International, Inc., 12012 Sunset Hills Road, Suite 800, Reston, Virginia 20190, Attention: Investor Relations.

Risk Factors

Risks Related to Our Industry

We depend on contracts with the Federal Government for most of our revenue, and our business would be seriously harmed if the government ceased doing business with us or significantly decreased the amount of business it does with us.

We derived 96.6% and 93.7% of our total revenue in fiscal 2004 and in fiscal 2003, respectively, from Federal Government contracts, either as a prime contractor or a subcontractor. This includes 52.8% and 54.5% of our total revenue in fiscal 2004 and in fiscal 2003, respectively, that we derived, either as a prime contractor or a subcontractor, from contracts with agencies of the Department of Defense and intelligence community. We expect that we will continue to derive most of our revenue for the foreseeable future from work performed under Federal Government contracts. If we were suspended or otherwise prohibited from contracting with the Federal Government generally, or with any significant agency of the Department of Defense or the intelligence community, or if our reputation or relationship with the Federal Government or any significant agency of the Department of Defense or the intelligence community were impaired, or if any of the foregoing otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

Our two largest contracts for fiscal year 2004, in terms of revenues, were the contract with the U.S. Air Force Space Command for communications and computer infrastructure for command and control, information management and intelligence and for surveillance and reconnaissance, or C4I, and the National Visa Center, or NVC, contract with the Department of State. The C4I contract includes the C4I2SR contract that expired in March 2004, and the successor contract known as the C4I2TSR contract that was awarded to us in March 2004. The C4I contract generated 17.3% of our total revenues in fiscal 2004 and 22.1% of our total revenues in fiscal 2003. The NVC contract generated 9.2% of our total revenues in fiscal 2004 and 13.9% of our total revenues in fiscal 2003. The NVC contract is set to expire in March 2005 and aggregate expenditures under this contract are currently capped at $103.7 million. We received a solicitation from the government for the recompetition of the NVC contract during fiscal year 2004, submitted an initial offer and recently a best-and-final offer, and are currently awaiting the award.

As a result of the acquisition of SEI, our second largest contract is with the Department of Homeland Security under a contract known as the Service Center Operations Team, or SCOT, contract. On a pro forma basis, if SEI had been acquired in January 2004, this contract would have represented 11.1% of our total revenues in fiscal 2004. This contract is currently in its fourth year, with a term that, with the Government’s exercise of the final option year, would extend through June 2006.

If we fail to win the NVC or SCOT contract recompetes, or any of our other major contracts, our business would be materially and adversely affected.

Our business could be adversely affected by changes in budgetary priorities of the Federal Government.

Because we derive a significant portion of our revenue from contracts with the Federal Government, we believe that the success and development of our business will continue to depend on our successful participation in Federal Government contract programs. Changes in Federal Government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that call for the types of services that we provide, or a change in Federal Government contracting policies could cause Federal Governmental agencies to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to extend contracts, or to delay or not enter into new contracts. Any of those actions could seriously harm our business, prospects, financial condition or operating results. Moreover, although our contracts with governmental agencies often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. Significant reductions in these appropriations by Congress could have a material adverse effect on our business. Additional factors that could have a serious adverse effect on our Federal Government contracting business include:

•       changes in Federal Government programs or requirements;

•       budgetary priorities limiting or delaying Federal Government spending generally, or by specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential governmental shutdowns;

•       reduction in the Federal Government’s use of technology solutions firms; and

•       an increase in the number of contracts reserved for small businesses which could result in our inability to compete directly for these prime contracts.

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

•       impose fines and penalties;

•       subject us to criminal prosecution;

•       subject the award of some contracts to protest or challenge by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new proposals for the contract or result in the termination, reduction or modification of the awarded contract;

•       suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;

•       decline to exercise an option to extend an existing multiple year contract; and

•       claim rights in technologies and systems invented, developed or produced by us.

The Federal Government may terminate a contract with us either “for convenience” (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract) or if we default by failing to perform under the contract. If the Federal Government terminates a contract with us for convenience, we generally would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If the Federal Government terminates a contract with us based upon our default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the Federal Government in procuring undelivered items from an alternative source and other damages as authorized by law. As is common with government contractors, we have experienced and continue to experience occasional performance issues under some of our contracts. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the Federal Government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

Our Federal Government contracts typically have terms of one or more base years and one or more option years. Many of the option periods cover more than half of the contract’s potential term. Federal governmental agencies generally have the right not to exercise options to extend a contract. A decision to terminate or not to exercise options to extend our existing contracts could have a material adverse effect on our business, prospects, financial condition and results of operations.

Certain of our Federal Government contracts also contain “organizational conflict of interest” clauses that could limit our ability to compete for certain related follow-on contracts. For example, when we work on the design of a particular solution, we may be precluded from competing for the contract to install that solution. While we actively monitor our contracts to avoid these conflicts, we cannot guarantee that we will be able to avoid all organizational conflict of interest issues.

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

We derive significant revenue from contracts and task orders awarded through a competitive acquisition process. If we are unable to win new awards or successfully compete for renewal contracts, our business and prospects may be adversely affected.

A significant number of our contracts and task orders with the Federal Government are awarded through a competitive process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding of new contracts and task orders and contracts subject to renewal. Recently, members of Congress and administration officials have authorized changes to the procurement process intended to increase competition among suppliers to the Federal Government. Budgetary pressures and reforms in the procurement process have caused many Federal Government clients to increasingly purchase goods and services through ID/IQ, contracts, including GSA contracts, and other GWACs. These contracts have increased competition and pricing pressure by concentrating work under fewer contracts, and requiring competition both prior to the initial award of the contract and throughout the term of the contract in order to obtain task orders for the services we provide, requiring that we make sustained post-award marketing efforts to realize revenue under each such contract. These contracts generally approve particular contractors to provide specified goods and services to the applicable governmental agency but generally do not obligate the agency to purchase any particular amount of goods or services. To procure goods or services under the contract, the agency generally awards task orders to perform specified services or to supply specified goods pursuant to competition among approved contractors. Thus, the existence of a contract does not ensure future revenue; rather, the contract merely provides us the opportunity to compete for additional work. An agency may administer an ID/IQ contract in which it procures goods and services for itself. Under the same contract, other federal agencies may also procure goods and services. These contracts are known as GWACs. When multiple prime contractors hold GWACs for the same goods and services, all of them are eligible to supply goods and services under the contract. As a result, qualified contractors often compete with each other to obtain task orders under a GWAC. Similarly, GSA contracts, including contracts commonly known as GSA Schedule contracts, are procurement contracts administered by the GSA on behalf of the entire Federal

Government. Like many other ID/IQ contracts, multiple contractors may be awarded GSA contracts for the same goods and services. As a result, an agency may procure goods and services from any contractor awarded the GSA contract at the prices and on the terms stated in the contract. Moreover, even if we are highly qualified to work on a particular new contract or a contract subject to renewal, we might not be awarded business because of the Federal Government’s policy and practice of procuring goods and services from multiple contractors in order to maintain a diverse base of contractors.

The competitive process presents a number of risks, including the following:

•       we expend substantial funds, managerial time and effort to prepare bids and proposals for contracts that we may not win;

•       we may be unable to estimate accurately the resources and cost that will be required to service any contract we win, which could result in substantial cost overruns; and

•       we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in a requirement to resubmit proposals on modified specifications or in the termination, reduction or modification of the awarded contract.

The government contracts for which we compete typically have multiple year terms, and if we are unable to win a particular contract, we generally will be foreclosed from competing again for that contract until its expiration several years later. If we are unable to win new contract awards, our business and prospects will be adversely affected. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive rebidding process. Approximately 19% of our revenue recognized during fiscal 2004 was derived from contracts that we expected to become subject to recompetition bids prior to the end of government fiscal 2005 (ending September 30, 2005). There can be no assurance that we will win any particular bid or recompetition bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or nonrenewal of any of our significant contracts or a substantial portion of our other contracts could materially adversely affect our operating results.

Our business may suffer if our facilities or our employees are unable to obtain or retain the security clearances or other qualifications needed to perform services for our clients.

Many of our Federal Government contracts require employees and facilities used in specific engagements to hold security clearances and to clear agency checks and Defense Security Service checks. Many of our contracts require us to employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If our employees or our facilities lose or are unable to obtain necessary security clearances or successfully clear necessary agency or Defense Security Service checks, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the security clearances necessary for our facilities or our employees working on a particular contract or to the extent our facilities or our employees do not successfully clear necessary agency checks or Defense Security Service checks, we may not derive the revenue anticipated from the contract, and our operating results could be materially adversely affected.

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

We are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our Federal Government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

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

The Federal Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, GWACs or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the Federal Government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the Federal Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results. For example, the Truthfulness, Responsibility and Accountability in Contracting Act, proposed in 2001, would have limited and severely delayed the Federal Government’s ability to use private service contractors. Although this proposal was not enacted, it or similar legislation could be proposed at any time. Any reduction in the Federal Government’s use of private contractors to provide federal information technology services could materially adversely impact our business.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the Federal Government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

Federal governmental agencies, including the DCAA, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices and cost structure. They also review our compliance with applicable laws, government regulations, policies and standards and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of our administrative processes and systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another government agency, such as the Defense Security Service, or DSS, which verifies security compliance, could materially adversely affect our competitive position and result in a substantial reduction of our revenues. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the Federal Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Failure to maintain strong relationships with other government contractors could result in a decline in our revenue.

We derived 19.4% of our total revenue in fiscal 2004 and 15.7% of our total revenue in fiscal 2003 from contracts under which we acted as a subcontractor or from “teaming” arrangements in which we and other contractors bid together on particular contracts or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be materially adversely affected if any prime contractor or teammate chooses to offer a client services of the type that we provide or if any prime contractor or teammate teams with other companies to independently provide those services.

The calculation of our backlog is subject to numerous uncertainties, and we may not receive the full amounts of revenue estimated under the contracts included in our backlog, which could reduce our revenue in future periods.

Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of the awarded contracts and task orders we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenues under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency under our contracts, plus estimated future revenues we expect to receive under signed purchase orders with commercial clients. Unfunded backlog is the difference between total backlog and funded backlog. Unfunded backlog reflects our estimate of future revenues under awarded government contracts and task orders for which either funding has not been appropriated or expenditures have not been authorized. Our total backlog does not include estimates of revenue from GWAC or GSA schedules beyond contract or task order awards, but our unfunded backlog does include estimates of revenue beyond contract or task order awards for other types of ID/IQ contracts, including our C4I2SR contract with the U.S. Air Force Space Command.

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based upon factors such as historical trends, competition and budget availability. In the case of contracts which may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of backlog from which we expect to recognize revenues in fiscal 2005 or any future period is likely to be inaccurate because the receipt and timing of any of these revenues is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders, many of which are beyond our control. In addition, we may never receive revenues from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog. The actual receipt of revenues on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts or task orders, awards of new contracts or task orders, or approvals of expenditures. Additionally, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. We also derive revenues from ID/IQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a minimum quantity which is generally very small. If we fail to realize revenue included in our backlog, our revenues and operating results for the then current fiscal year as well as future reporting periods could be materially adversely affected.

Loss of our GSA contracts or GWACs would impair our ability to attract new business.

We are a prime contractor under several GSA contracts and GWAC schedule contracts. We believe that our ability to continue to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could suffer. GSA contracts and other GWACs typically have a one or two-year initial term with multiple options exercisable at the government client’s discretion to extend the contract for one or more years. We cannot be assured that our government clients will continue to exercise the options remaining on our current contracts, nor can we be assured that our future clients will exercise options on any contracts we may receive in the future.

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

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 16% and 13%, respectively of our revenue for each of fiscal 2004 and 2003.

Risks Related to Our Business

We may lose money or generate less than anticipated profits if we do not accurately estimate the cost of our performance under fixed price or time and materials contracts.

Some of our contracts require that we perform on a fixed price basis. We derived 22.9% of our total revenue in fiscal 2004 and 26.6% of our total revenue in fiscal 2003 from fixed price contracts. A fixed price contract generally provides that we will receive a specified price for our performance under the contract, regardless of the cost to us of such performance. This requires that we accurately estimate the cost that we will incur to perform our obligations under any contract at the time that we submit our proposal to the applicable government agency. When making proposals for engagements on a fixed price basis, we rely on our estimates of costs and timing for completing the projects. These estimates are subject to numerous variables and uncertainties, and there can be no assurance that the costs of performing under any fixed price contract will not exceed, perhaps substantially, our estimates. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed price contracts, including costs and delays caused by factors outside our control, could make these contracts less profitable than anticipated or could cause us to incur losses, which could be substantial, on these contracts. In the past, we have from time to time incurred losses on some fixed price contracts and our profits on some fixed price contracts have been less than anticipated. Our operating results could be materially adversely affected if the actual costs of performing under these contracts exceed our estimates.

Many of our contracts are performed on a time and materials basis. A time and materials contract typically provides that we are paid a fixed hourly rate for direct labor costs expended and reimbursed for allowable materials, costs and expenses. We derived 46.5% of our total revenues in fiscal 2004 and 35.1% of our total revenues for fiscal 2003 from time and materials contracts. While time and materials contracts are generally subject to less uncertainty than fixed price contracts, to the extent that our actual labor costs are higher than the contract rates, we may lose money on the contract.

Our margins and operating results may suffer if cost reimbursable contracts increase as a percentage of our total government contracts.

In general, cost reimbursable contracts are the least profitable of our government contracts. Our cost reimbursable contracts generally provide for reimbursement of costs, which are determined to be reasonable, allowable and allocable to the contract, as well as payment of a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Our time and materials contracts generally are more profitable than our cost reimbursable contracts. Cost reimbursable contracts contributed 30.6% and 38.3% of our total revenues in fiscal 2004 and fiscal 2003, respectively. To the extent that cost reimbursable contracts represent an increased proportion of our total government contracts, our operating results could be materially adversely affected.

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

Our continued success depends to a substantial degree on our ability to recruit and retain the technically skilled personnel we need to serve our clients effectively. Our business involves the development of tailored technology solutions for our clients, a process that relies heavily upon the expertise and services of our employees. Competition for skilled personnel in the information technology services industry is intense, and technology service companies often experience high attrition among their skilled employees. Recruiting and training these employees require substantial resources. Our failure to attract and retain technical personnel could increase our costs of performing our contracts, reduce our ability to meet our clients’ needs, limit our ability to win new business and constrain our ability to grow.

Certain types of services are subject to the Service Contract Act and the Davis-Bacon Act. These Acts require that the contractor pay to all personnel assigned to the contract at least the prevailing wage and fringe benefits, as established by and in accordance with the regulations promulgated by the U.S. Department of Labor. We have an established policy pursuant to which we evaluate RFP’s that include Service Contract Act and Davis-Bacon Act requirements and, in the event of an award to us, ensure our compliance with these requirements.

The Company may be affected by intellectual property infringement claims.

The Company’s business operations may rely on intellectual property. The Company’s employees develop some of the software solutions and other forms of intellectual property that the Company uses to provide information technology solutions to its customers, but it also may license technology from other entities. Typically, under federal government contracts, the Company’s government customers may claim rights in the intellectual property the Company develops, making it impossible for the Company to prevent their future use of the Company’s intellectual property. The Company is and may in the future be subject to claims from its employees or third parties who assert that software solutions and other forms of intellectual property that the Company used in delivering services and solutions to the Company’s customers infringe upon intellectual property rights of such employees or third parties. If the Company’s vendors, the Company’s employees or third parties assert claims that the Company or the Company’s customers are infringing on their intellectual property, the Company could incur substantial costs to defend these claims. In addition, if any of these infringement claims are ultimately successful, the Company could be required to:

•       cease selling or using products or services that incorporate the challenged software or technology;

•       obtain a license or additional licenses; or

•       redesign the Company’s products and services that rely on the challenged software or technology.

Employees

As of December 25, 2004, we had approximately 2,000 employees. With the closing of the SEI acquisition on February 9, 2005, we have over 3,700 employees. We have no unionized employees and do not have any collective bargaining agreements. However, current contracts or contracts that we may pursue contracts may require us to have unionized employees. We believe we have a good relationship with our employees.

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

In connection with any future acquisitions, we may decide to consolidate the operations of any acquired business with our existing operations or to make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions and, in the event that any goodwill resulting from present or future acquisitions is found to be impaired, by goodwill impairment charges. As of December 25, 2004, we had approximately $120.7 million of goodwill resulting from acquisitions on our balance sheet and, to the extent we make future acquisitions, the amount of goodwill could increase, perhaps substantially. Any of the businesses we acquire may also have liabilities or adverse operating issues.

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

Approximately 19% and 16%, respectively, of our total revenue in each of fiscal 2004 and fiscal 2003 was generated by work performed by subcontractors who perform a portion of the work we are obligated to deliver to our clients. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor. In extreme cases, a subcontractor’s performance deficiency could result in the Federal Government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

Our indebtedness and debt service obligations may increase substantially and we will be subject to restriction under debt instruments.

As of December 25, 2004, we had $29 million of debt outstanding under our credit facility that was restructured contemporaneously with the closing of our acquisition of Matcom on January 21, 2004. Contemporaneously with the closing of our acquisition of SEI on February 9, 2005, we amended and restructured our prior credit facility and increased our borrowing capacity to $160 million, which is comprised of a $60 million five-year revolving credit facility and a $100 million six-year term loan facility. Borrowings available under our amended credit facility were used as part of the acquisitions of Bridge Technology and SEI. In addition, the amended and restructured credit facility provides that up to an additional $75 million in uncommitted incremental term loan funds are available to us upon our request at any time for up to two years from one or more of the lenders under the credit facility. We had approximately $100 million of debt outstanding debt under our credit facility at February 9, 2005 and following the closing of our acquisition of SEI. Following the acquisition of SEI, our outstanding debt increased to $100 million. Our leverage may increase as a result of any future acquisitions and, accordingly, the amount of our indebtedness will likely increase, perhaps substantially.

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

If we fail to comply with the financial covenants in our new credit facility, our lenders may exercise remedies, including requiring immediate repayment of all outstanding amounts. The financial covenants in our new credit facility following the acquisition of SEI include the following:

•       a leverage ratio that requires us to maintain a ratio of funded debt to consolidated EBITDA for such period, on a consolidated basis for the twelve month period ending on the last day of any fiscal quarter, of no more than 3.50 to 1.00 through June 30, 2006, 3.25 to 1.00 from July 1, 2006 through June 29, 2007, 3.00 to 1.00 from June 30, 2007 through June 27, 2008, and 2.75 to 1.00 from June 28, 2008 and thereafter;

•       a fixed charge coverage ratio that requires us to maintain a ratio, on a consolidated basis for the twelve month period ending on the last day of any fiscal quarter, of (i) consolidated EBITDA less consolidated capital expenditures for such period, to (ii) the sum of consolidated interest expense plus scheduled funded debt payments plus cash taxes for such period, of greater than or equal to 1.25 to 1.00; and

•       the amount of consolidated capital expenditures made in cash during any fiscal year is limited to 2.00% of consolidated gross revenues plus the unused portion on consolidated capital expenditures that would have been permitted in the previous fiscal year in an amount not to exceed $1,000,000.

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

Based on shares outstanding as of December 24, 2004, investment partnerships and a limited liability company managed by Frontenac Company beneficially own approximately 11.9% of our outstanding common stock, and our officers and directors beneficially own, in the aggregate, approximately 16.6% of our outstanding stock. Subsequent to the close of our fiscal year 2004, Frontenac distributed shares held by its fund to its limited partners. As a result of and immediately following this distribution, Frontenac beneficially owned approximately 6.0% of our outstanding stock, and our officers and directors beneficially owned, in the aggregate, approximately 10.7%. The percentage of our shares owned by our directors and officers as set forth in the preceding sentence includes the shares owned by partnerships and a limited liability company managed by Frontenac Company because two of our directors are affiliates of Frontenac Company and are therefore deemed to beneficially own those shares. These stockholders, if acting together, have the ability to substantially influence the election of directors and other corporate actions. In addition, these partnerships and this limited liability company, if acting together, also have the ability to substantially influence the election of directors and other corporate actions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

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

Sales of a substantial number of shares of common stock in the public market in the course of any offering made pursuant to a registration statement, including any subsequent registration statement, or the perception that such sales could occur, could materially adversely affect the market price of our common stock and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate. As of March 4, 2005, we had 11,062,075 shares of common stock outstanding.

Item 2. Properties:   As of December 25, 2004, we leased 25 offices and 2 warehouse at various U.S. locations for an aggregate of approximately 381,823 square feet in 15 states and the District of Columbia, of which we sublease approximately 27,090 square feet to third parties. Following the acquisition of SEI on February 9, 2005, our leased space consists of 28 offices and 3 warehouses at various U.S. locations for an aggregate of approximately 536,263 square feet in 15 states and the District of Columbia, of which we sublease approximately 27,090 square feet to third parties.

Our corporate offices are located at 12012 Sunset Hills Road, Reston, Virginia in approximately 68,000 square feet of leased space. Our other major offices are located in Colorado Springs, Colorado and Rockville, Maryland. Our Colorado Springs properties consist of approximately 68,000 square feet under a lease that expires in November 2005 and approximately 35,000 square feet under a lease that expires in April 2006. Our Rockville office consists of approximately 24,000 square feet under a lease expiring in November 2011. Our Arlington office consists of approximately 14,100 square feet under a lease that expires in December 2012. In addition, we have employees who work on engagements at other smaller operating locations around the United States. We have entered into agreements with a real estate developer for the development of a build-to-suit facility in Colorado Springs, Colorado to replace our two existing leased facilities, which we expect to open in 2006 and which we anticipate will provide approximately 90,000 square feet of office and warehouse space to support our operations and the operations of our customers. These agreements afford us the option to exercise rights to develop additional space at the same location.

All of our offices are in new, or reasonably modern, well-maintained buildings. The facilities are substantially utilized and are adequate for present operations. We do not own any real estate or improvements.

Item 3. Legal Proceedings:   From time to time, the Company is involved in litigation, claims and disputes that arise in the ordinary course of its business. In addition, the Company is subject to audit, review, and investigation by various agencies of the Federal government to determine compliance with applicable federal statutes and regulations. As a Federal government contractor, the Company is subject to audit by certain federal agencies to determine if the Company’s performance and administration of its government contracts are compliant with contractual requirements and applicable federal statutes and regulations. While the Company cannot predict the ultimate outcome of legal proceedings, government audits, investigations, claims and disputes to which it is or may be subject, the Company currently believes, based upon information available to us as of the date of this filing, that any ultimate liability arising out of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4. Submission of Matters To a Vote of Security Holders:   The Company had no matters submitted to stockholders for their consideration during the fourth quarter ended December 25, 2004.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities:   Since November 12, 2002, SI International’s common stock has been publicly traded on the Nasdaq National Market under the symbol “SINT.” Prior to November 12, 2002, SI International’s common stock was not publicly traded. The high and low sales prices of SI International’s common stock for the time period indicated below, as reported by the Nasdaq National Market, were:

	High	Low
Year ended December 27, 2003:
First Quarter	$12.38	$6.75
Second Quarter	$13.23	$7.47
Third Quarter	$19.89	$12.45
Fourth Quarter	$20.90	$14.25
Year ended December 25, 2004:
First Quarter	$24.70	$16.25
Second Quarter	$28.77	$20.90
Third Quarter	$24.70	$16.93
Fourth Quarter	$32.64	$20.68

As of March 4, 2005, there were approximately 85 holders of record of SI International’s common stock. As of March 4, 2005, the closing price of SI International’s common stock was $25.29.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data:   The selected financial data presented below for our 2004, 2003, and 2002 fiscal years are derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data presented below for our 2001 and 2000 fiscal years are derived from our audited consolidated financial statements not included in this Form 10-K. You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Our fiscal year is based on the calendar year and ends each year on the Saturday closest to December 31 of that year. All fiscal years shown below include 52 weeks.

	Fiscal Year SI International, Inc.
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$262,306	$168,287	$149,351	$146,583	$120,580
Costs and expenses:
Direct costs	166,774	101,940	91,240	87,071	71,868
Indirect costs	71,917	51,569	49,404	49,495	40,509
Depreciation	2,231	2,009	1,988	1,653	992
Amortization	648	—	—	3,586	3,088
Total operating expenses	241,570	155,518	142,632	141,805	116,457
Income from operations	20,736	12,769	6,719	4,778	4,123
Other income (expense)	(1)	—	—	—	(157)
Interest expense	(2,760)	(606)	(3,319)	(3,451)	(4,023)
Minority interests	—	—	(118)	(144)	—
Change in fair value of put warrants	—	—	640	(1,255)	(265)
Income (loss) before provision for income taxes	17,975	12,163	3,922	(72)	(322)
Provision for income taxes	7,098	4,784	1,439	657	424
Net income	10,877	7,379	2,483	(729)	(746)
Dividends on redeemable cumulative preferred stock	—	—	1,954	2,052	1,505
Net income (loss) attributable to common stockholders	$10,877	$7,379	$529	$(2,781)	$(2,251)
Earnings (loss) per common share:
Basic earnings (loss) per share	$1.20	$0.87	$0.16	$(1.06)	$(0.86)
Diluted earnings (loss) per share	1.14	0.87	(0.03)	(1.06)	(0.86)
Balance Sheet Data (at period end):
Cash and cash equivalents	$5,754	$23,252	$10,856	$470	$198
Working capital	21,927	39,708	29,937	16,103	9,599
Total assets	212,107	106,627	92,315	80,461	82,970
Total debt, including capital lease obligations	29,291	530	658	40,082	39,595
Total stockholders’ equity (deficit)	145,070	81,547	73,977	(2,431)	350
Other Financial Data:
EBITDA(1)	$23,615	$14,778	$8,707	$10,017	$8,046
Capital expenditures	1,225	1,291	1,653	2,577	1,884
Net cash provided by (used in) operations	(515)	16,079	5,680	1,697	(874)
Net cash used in investing activities	(96,755)	(1,291)	(1,653)	(2,577)	(36,215)
Net cash provided by (used in) financing activities	79,772	(2,392)	6,359	1,152	37,069

(1)          EBITDA is defined as GAAP net income (loss) plus other expense (income), interest expense, income taxes, depreciation and amortization, change in the value of put warrants and minority interest.

(2)          EBITDA as calculated by us may be calculated differently than EBITDA for other companies. We have provided EBITDA because we believe it is a commonly used measure of financial performance in comparable companies and is provided to help investors evaluate companies on a consistent basis, as well as to enhance an understanding of our operating results. EBITDA should not be construed as either:

•       an alternative to net income (loss), as an indicator of our operating performance; or

•       as an alternative to cash flows as a measure of liquidity.

Reconciliation of Net Income to EBITDA is as follows:

	2004	2003	2002	2001	2000
Net income	$10,877	$7,379	$2,483	$(729)	$(746)
Other expense (income)	1	—	—	—	—
Interest expense	2,760	606	3,319	3,451	4,023
Minority interest	—	—	118	144	—
Change in fair value of put warrants	—	—	(640)	1,255	265
Provision for income taxes	7,098	4,784	1,439	657	424
Depreciation	2,231	2,009	1,988	1,653	992
Amortization	648	—	—	3,586	3,088
EBITDA	$23,615	$14,778	$8,707	$10,017	$8,046

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:   The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below, in “Item 1-Business-Risk Factors” and elsewhere in this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-K.

Backlog is our estimate of the amount of future revenue we expect to realize over the remaining life of awarded contracts and task orders as of the measurement date. Accordingly, all statements regarding the amount of our backlog are forward-looking statements and are subject to the risks and uncertainties referred to above and elsewhere in this Form 10-K.

Our fiscal year is based on a calendar year and ends each year on the Saturday closest to December 31 of that year. As a result, our fiscal year may be comprised of 52 or 53 weeks. Our 2004, 2003 and 2002 fiscal years each had 52 weeks. Our 2005 fiscal year will have 53 weeks.

Overview

During the past year, SI International experienced growth in our four key focus areas: Defense Transformation, Homeland Defense, Federal IT Modernization, and Mission-Critical Outsourcing. In terms of customer concentration, the Department of Defense has continued to grow more rapidly than other customers. This can be attributed to two primary factors that have yielded an overall increase in spending by the Department of Defense during fiscal year 2004: the DoD budget was approved well before its civilian budget counterparts, and the push for defense transformation has resulted in mission critical work, the completion of which is considered imperative by the Federal Government. The early approval of the DoD budget was a catalyst for early adoption of defense appropriation legislation and a smooth allocation of the associated funding. This process has allowed our customers to effectively execute their IT and network solution plans. This pattern has occurred in each of the past two years and appears to be a trend that will continue for the next three to five years.

Virtually all of the DoD efforts in which SI International is engaged either directly support or are closely related to DoD Transformation goals. However, we will continue to segment our focus areas in terms of Homeland Defense, Federal IT Modernization, Mission-Critical Outsourcing, and Defense Transformation. It is important that we reflect our customer’s evolving priorities through our characterization of the programs in each focus area.

We are, first and foremost, a provider of information technology and network solutions to the Federal Government. Our clients include the U.S. Air Force Space Command, U.S. Army, the Department of State, the Department of Homeland Security, and the defense intelligence community. The addition of Matcom has allowed us to continue to support our existing customer base, while strengthening our position with the US Army, US Navy, US Air Force Electronic Systems Center, and US Department of Agriculture,

and opening new client relationships with the Federal Retirement Thrift Investment Board, and National Institutes of Health. We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, which assist our clients in achieving mission success.

Because we acquired Bridge Technology on December 20, 2004, the acquisition had a negligible effect on the Company’s fiscal 2004 results. Going forward, we expect that the addition of Bridge Technology, and the more recent acquisition of SEI, which closed on February 9, 2005, will have a significant impact on SI International as we continue to focus on the high growth areas within the federal government. The establishment of a Director of National Intelligence and the focus on the war on terror, place increasing demands on the contractor community to support our country’s national intelligence assets. Our mission aligns closely with the mission of the Department of Homeland Security, for which the President has proposed a 2006 budget increase of over 24% to meet the vital needs of this department. Bridge Technology brings a focus on the defense intelligence agencies that will provide us with a vantage point from which we can grow our intelligence business as we better support our customers’ growing requirements. We believe that SEI will provide a stronger base of business supporting Homeland Security in areas that will benefit from the increased government spending.

In fiscal 2004 and fiscal 2003, we received 96.6% and 93.7%, respectively, of our revenues from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors, and 3.4% and 6.3%, respectively, of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense includes revenue generated from work performed under engagements for both the Department of Defense and the intelligence community.

	Fiscal Year
	2004	2003	2002
Department of Defense	52.8%	54.5%	49.0%
Federal civilian agencies	43.8%	39.2%	43.9%
Commercial entities	3.4%	6.3%	7.1%
Total revenue	100.0%	100.0%	100.0%

While a substantial percentage of the revenues of Bridge Technology are attributable to the Department of Defense or defense intelligence agencies, a far larger percentage of the revenues of SEI are attributable to the federal civilian agencies. As a result and based upon the size of SEI relative to Bridge Technology, we believe that the percentage of our revenues attributable to the Department of Defense should decrease, the percentage of our revenue attributable to federal civilian agencies should increase, and the percentage of our revenue attributable to commercial entities, including international operations, should decrease marginally.

We have derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Fiscal Year
	2004	2003	2002
Prime contract revenue	80.6%	84.3%	82.9%
Subcontract revenue	19.4%	15.7%	17.1%
Total revenue	100.0%	100.0%	100.0%

As a result of the acquisition of Bridge Technologies and SEI, we believe the percentage of our prime contract revenue may decrease.

Our services are provided under three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Fiscal Year
	2004	2003	2002
Cost reimbursable	30.6%	38.3%	40.6%
Time and materials	46.5%	35.1%	42.1%
Fixed price	22.9%	26.6%	17.3%
Total	100.0%	100.0%	100.0%

As a result of the acquisition of Bridge Technology and SEI, we anticipate that during fiscal year 2005 that the percentage of our revenue attributable to time and materials contracts may increase marginally, that the percentage of our revenue attributable to fixed price contracts may increase meaningfully, and that the percentage of our revenue attributable to cost reimbursable contracts may decrease meaningfully.

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

Approximately 19% of our revenue recognized during fiscal 2004 was derived from contracts that we expect will become subject to competitive bids prior to the end of government fiscal 2005. As a result of the acquisition of Bridge Technology and SEI, we believe the percentage of our revenue subject to competitive bids prior to the end of the government fiscal year will increase. We actively monitor our relationships with our clients during our engagements, as well as the quality of the service we provide, to assist in our efforts to win recompetition bids. In addition, we strive to maintain good relationships with a wide variety of government contractors.

Recent Events

On February 9, 2005, we completed the purchase of SEI. SEI is a provider of critical business process outsourcing primarily for the Department of Homeland Security. SEI’s services include: data and records management; applications processing; file and mail management; analytical support services; and secure optical card processing at one of the largest facilities of its kind.

Under the terms of the definitive stock purchase agreement, we acquired SEI for $75 million in cash, subject to certain adjustments relating to the level of working capital. The transaction was funded through cash-on-hand and borrowings from a new $160 million credit facility. The purchase price is subject to adjustment as a result of certain tax elections, which we may make at any time from the date of closing, February 9, 2005, and for a period of up to nine (9) months thereafter.. The definitive stock purchase agreement also provides that the SEI stockholders will retain certain non-operating assets and contingent accounts receivable. We expect the acquisition to be accretive to earnings. SEI’s trailing twelve months revenue ended September 30, 2004 was approximately $73.9 million.

SEI has approximately 1,700 employees, over 99% of which hold security clearances.

On December 20, 2004 we completed the purchase of Bridge Technology Corporation, a provider of information technology and information management. The acquisition supports our strategic growth plan to broaden our customer base with the intelligence agencies, and strengthen our portfolio of mission-critical solutions. Under the terms of the agreement, we acquired Bridge Technology for $30 million in cash.

The transaction was funded through cash-on-hand and borrowings under the Company’s credit facility. We expect the acquisition to be accretive to earnings.

As a result of our acquisition of Bridge Technology, we gained approximately 140 additional employees, about 90% of which hold security clearances.

On January 21, 2004, we completed the purchase of Matcom, a provider of information technology, systems engineering, logistics, and training. The acquisition supports our strategic growth plan to expand into new vertical markets and enhance the portfolio of capabilities it provides to the Federal Government. Under the terms of the merger agreement, we acquired Matcom for $65.8 million in cash. The transaction also included an earnout provision of $7.9 million in the form of subordinated notes of SI International if

Matcom achieves certain short-term revenue objectives. The transaction was funded through cash-on-hand and borrowings under our credit facility.

As a result of these acquisitions, we gained over 2,400 additional employees and increased our leased space to 28 offices and 3 warehouses at various U.S. locations for an aggregate of approximately 536,263 square feet in 15 states and the District of Columbia, (including 5 offices totaling approximately 27,090 square feet) that are sub-leased through the remaining term of our primary leases).

On October 6, 2004, the Company completed its secondary offering which raised $51.2 million (after offering costs) cash through the sale of 2,520,000 shares of common stock.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a % of revenues for the periods indicated.

	Fiscal Year
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	63.6	60.6	61.1
Indirect costs	27.4	30.6	33.1
Depreciation	0.9	1.2	1.3
Amortization	0.2	0.0	0.0
Total operating expenses	92.1	92.4	95.5
Income from operations	7.9	7.6	4.5
Interest expense	(1.1)	(0.4)	(2.2)
Minority interests	0.0	0.0	(0.1)
Change in fair value of put warrants	0.0	0.0	0.4
Income (loss) before provision for income taxes	6.8	7.2	2.6
Provision for income taxes	2.7	2.8	1.0
Net income (loss)	4.1%	4.4%	1.6%

Fiscal year 2004 compared with fiscal year 2003

Revenue.   For the fiscal year ended December 25, 2004, our revenues increased 55.9% to $262.3 million from $168.3 million for the same period in 2003. Revenues from work under Federal Government contracts increased 60.7% to $253.4 million from $157.7 million for the same period in 2003. This increase was attributable to federal business acquired, new contract awards, successful recompetition wins on existing programs and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing. Commercial and other revenues decreased 16.0% to $8.9 million in 2004 from $10.6 million in 2003. This decrease was attributable to our continued focus on opportunities for the Federal Government.

Direct costs.   Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For fiscal 2004, direct costs increased 63.6% to $166.8 million from $101.9 million for fiscal 2003. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 63.6% for fiscal 2004 as compared to 60.6% for fiscal 2003.

Indirect costs.   Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For fiscal 2004, indirect costs increased 39.5% to $71.9 million from $51.6 million for the same period in 2003. This $20.3 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs.

Depreciation and Amortization.   For fiscal 2004, depreciation and amortization increased by 11.0% to $2.2 million from $2.0 million for the same period in 2003. This increase was attributed primarily to increased capital expenditures and the acquisition of Matcom. As a percentage of revenue, depreciation was 0.9% for fiscal 2004 as compared to 1.2% for the same period in fiscal 2003.

Amortization of Intangible Assets.   Amortization of intangible assets includes the amortization of intangible assets acquired in connection with the acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets. We discontinued the amortization of goodwill effective December 30, 2001. Accordingly, there was no amortization of goodwill for the fiscal years ended December 25, 2004 and December 27, 2003. For the fiscal year ended December 25, 2004, we amortized $0.6 million of intangible assets which we capitalized in connection with the acquisition of Matcom. There was no amortization of intangible assets for the fiscal year ended December 27, 2003.

Income from operations.   For fiscal 2004, income from operations increased 62.4% to $20.7 million from $12.8 million for the same period in 2003. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, income from operations was 7.9% for fiscal 2004 as compared to 7.6% in fiscal 2003. We anticipate continued improvement in our operating margin.

Interest expense.   For fiscal 2004, interest expense increased 355.4% to $2.8 million from $0.6 million for the same period in 2003. This increase was attributable primarily to the borrowing of debt subsequent to the acquisition of Matcom. As a percentage of revenue, interest expense was 1.1% for fiscal 2004 as compared to 0.4% for the same period in fiscal 2003. We anticipate an increase in interest expense in fiscal year 2005 due to amounts borrowed under our current credit facility, which was made in connection with the acquisition of SEI. Interest expense included $1,000,000 and $379,000 of amortization and write-off of deferred financing costs during fiscal 2004 and fiscal 2003.

Provision for income taxes.   The provision for income tax was $7.1 million in fiscal 2004, compared to a provision of $4.8 million for the comparable period in 2003. Our fiscal year 2004 tax provision represents an effective tax rate of 39.5%. Our fiscal 2003 tax provision represents an effective tax rate of 39.3%. Our effective tax rate is greater than the federal statutory rate of 34% due primarily to state income tax rates and certain nondeductible expenses.

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

Amortization.   In compliance with SFAS 142, Goodwill and Other Intangible Assets, we discontinued the amortization of goodwill effective December 30, 2001. Accordingly, there was no amortization of goodwill for the fiscal years ended December 27, 2003 and December 28, 2002.

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

Dividends.   For fiscal year 2003, dividends on cumulative preferred stock decreased to $0.0 from $2.0 million for fiscal year 2002. This decrease was attributable to the conversion of preferred stock to common stock on November 12, 2002 in connection with our initial public offering.

Supplemental Quarterly Information

The following table sets forth quarterly unaudited consolidated financial data for the fiscal quarters of 2004 and 2003, expressed in dollars and as a percentage of total revenues for the respective periods. We believe that this unaudited financial information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for each period. All of the fiscal quarters reflected in the following table had thirteen weeks. Some unevenness of revenue from quarter to quarter exists primarily because of the timing of purchases of materials necessary to perform certain obligations under our C4I2SR contract with U.S. Air Force Space Command.

	Fiscal Year 2004				Fiscal Year 2003
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(dollars in thousands)
Revenue	$55,970	$63,814	$72,926	$69,596	$41,324	$40,724	$42,082	$44,157
Costs and expenses:
Direct costs	33,529	38,801	49,106	45,339	25,026	24,264	25,837	26,813
Indirect costs	17,309	19,049	17,615	17,943	13,163	13,167	12,318	12,921
Depreciation	589	598	516	527	512	486	497	514
Amortization	113	192	171	171
Total operating expenses	51,540	58,640	67,408	63,980	38,701	37,917	38,652	40,248
Income (loss) from operations	4,430	5,174	5,518	5,616	2,623	2,807	3,430	3,909
Other income (expense)			(62)	61
Interest expense	(534)	(738)	(693)	(796)	(162)	(146)	(161)	(137)
Provision (benefit) for income taxes	1,539	1,752	1,881	1,926	973	1,052	1,290	1,470
Net income (loss)	$2,357	$2,684	$2,882	$2,955	$1,488	$1,609	$1,979	$2,302
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	59.9	60.8	67.2	65.1	60.6	59.6	61.3	60.7
Indirect costs	30.9	29.9	24.2	25.8	31.9	32.3	29.3	29.3
Depreciation	1.1	0.9	0.7	0.8	1.2	1.2	1.2	1.2
Amortization	0.2	0.3	0.2	0.2	—	—	—	—
Total operating expenses	92.1	91.9	92.3	91.9	93.7	93.1	91.8	91.2
Income (loss) from operations	7.9	8.1	7.7	8.1	6.3	6.9	8.2	8.8
Other income (expense).			(0.1)	0.1
Interest expense	(1.0)	(1.2)	(1.0)	(1.1)	(0.4)	(0.4)	(0.4)	(0.3)
Provision (benefit) for income taxes	2.7	2.7	2.6	2.8	2.3	2.6	3.1	3.3
Net income (loss)	4.2%	4.2%	4.0%	4.3%	3.6%	3.9%	4.7%	5.2%

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We have historically relied primarily on cash flow from operations, borrowings under our credit facility and from some of our stockholders and the sale of common and preferred stock to provide for our cash needs. In connection with the acquisition of SEI which closed on February 9, 2005, the Company amended its credit facility to increase borrowing capacity from $80 million to $160 million and to extend the term to February 9, 2011. The Company used approximately $75 million from cash-on-hand and the amended credit facility to acquire SEI .

Net cash used in operations was $0.5 million for fiscal 2004, compared with net cash provided by operations of $16.1 million for fiscal 2003, and $5.7 million for fiscal 2002. Cash used in operations in fiscal 2004 was attributable to an increase in working capital of $18.3 million, partially offset by net income of $10.9 million plus depreciation, amortization and other non-cash items of $6.9 million. Cash provided by operations in fiscal 2003 was attributable to net income of $7.4 million plus depreciation, amortization and other non-cash items of $2.8 million and a decrease in working capital of $5.9 million. Cash provided by operations in fiscal 2002 was attributable to net income of $2.5 million plus depreciation, amortization and other non-cash items of $2.3 million and a decrease in working capital of $0.9 million.

Cash used in investing activities was $96.8 million for fiscal 2004, $1.3 million for fiscal 2003, and $1.7 million for fiscal 2002. In fiscal 2004, we paid $66.1 million and $29.5 million, respectively, for Matcom and Bridge acquisitions, and purchased capital assets for $1.2 million. In fiscal 2003 we invested $1.3 million in capital assets. In fiscal 2002 we invested $1.7 million in capital assets. Investments in capital assets are comprised primarily of computer and office equipment and furniture and fixtures.

Cash provided by financing activities was $79.8 million in fiscal 2004. Cash used in financing activities was $2.4 million in fiscal 2003. Cash provided by financing activities was $6.4 million for fiscal 2002. Cash provided by financing activities for fiscal year 2004 was attributable to proceeds of $51.2 million from issuance of common stock from our secondary common stock offering, proceeds of $30.0 million from our term loan with Wachovia, proceeds of $29.0 million from borrowings on our line of credit, and proceeds of $0.9 million from the exercise of stock options. Cash provided by financing activities was partially offset by the repayment of $30.0 million for our term loan with Wachovia, payment of debt issuance fees of $1.2 million, and repayments of capital lease obligations of $0.1 million. Cash used in financing activities for fiscal year 2003 was attributable to repayments of bank overdrafts of $2.2 million, $0.1 million partial repayment of an outstanding note from the acquisition of Systems Technology Associates, and payments for our capital leases of $0.1million, partially offset by proceeds from the exercise of stock options of $0.1 million. Cash provided by financing activities for fiscal year 2002 was attributable to the proceeds from issuances of common stock of $47.1 million and the issuance of exchangeable notes in the amount of $4.3 million to the unit holders of SI International, L.L.C., offset by the repayment of all debt in the amount of $43.4 million, the repurchase of warrants held by the bank in the amount of $1.4 million and payments on our long term capital leases of $0.2 million.

Cash and cash equivalents as of the end of fiscal 2004, fiscal 2003, and fiscal 2002 were $5.8 million, $23.3 million, and $10.9 million, respectively.

Financial data for all of our subsidiaries are included in our consolidated financial statements.

Tabular Disclosure of Contractual Obligations

Our contractual obligations as of December 25, 2004 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital Lease	367	132	189	46	—
Operating Lease	43,050	7,275	11,469	10,914	13,392
Total	43,417	7,407	11,658	10,960	13,392

Purchase obligations related to existing contracts are with the Federal Government and, in the event any contracts are terminated, we would have the ability to submit a termination claim for outstanding purchases.

In connection with our acquisition of SEI, we borrowed $100 million in long-term debt which will be repaid in twenty-three consecutive quarterly payments of $250,000 each, starting from June 30, 2005 through December 31, 2010, and a final payment of $94 million on February 9, 2011.

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

Under cost reimbursable contracts, the Company is reimbursed for allowable costs, and paid a fee, which may be fixed or performance-based. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For cost reimbursable contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.

Revenue on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.

Fixed price contracts may include either a product delivery or specific service performance throughout a period. For fixed price contracts that are based on unit pricing, the Company recognizes revenue for the number of units delivered in any given fiscal period. For fixed price contracts that are based on the proportionate performance method and involve a specified number of similar acts, the Company recognizes revenue based on the proportion of those acts completed compared to the number of total specified acts required by the contract. For fixed price contracts that are based on the proportionate performance method and involve a specified number of defined but not similar acts, the Company recognizes revenue based on the proportion of the project’s percentage total costs incurred compared to the estimated total costs associated with the entire transaction. For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues and associated contract costs are recognized upon product delivery and customer acceptance.

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

In December 2004, the FASB issued FASB Statement No. 123(R) (revised 2004), Share Based Payment. Statement 123(R) addressesthe accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. We are currently evaluating the impact of adoption of this pronouncement, which must be adopted in the third quarter of fiscal year 2005.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of SI International, Inc. are submitted on pages F-1 through F-23 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Quarterly Assessment.   The Company carried out an assessment as of December 27, 2004 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that the Company present the conclusions of the Company’s Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of its internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

CEO and CFO Certifications.   Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of the Company’s Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting.   Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•       pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management or the Company’s Board of Directors; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

Limitations on the Effectiveness of Controls.   Management, including the Company’s Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments.   The assessment by the Company’s Chief Executive Officer and Chief Financial Officer of the Company’s disclosure controls and procedures and the assessment by the Company’s management of the Company’s internal control over financial reporting included a review of procedures and discussions with [the Company’s Disclosure Control Committee] and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting.

The Company’s internal control over financial reporting is also assessed on an ongoing basis by management and other personnel in the Company’s Accounting and Internal Audit departments. Management’s annual assessment of the Company’s internal control over financial reporting is audited by the Company’s independent registered public accounting firm. We consider the results of these various assessment activities as we monitor the Company’s disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, management sought in its assessment to determine whether there were any “material weaknesses” in the Company’s internal control over financial reporting, or whether management had identified any acts of fraud involving senior management, management, or other personnel who have a significant role in the Company’s internal control over financial reporting. This information was important both for the assessment generally and because the Section 302 certifications require that the Company’s Chief Executive Officer and Chief Financial Officer disclose that information to the Audit Committee of the Company’s Board of Directors and to the Company’s independent auditors and to report on related matters in this section of the Annual Report on Form 10-K. In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a “control deficiency,” or a combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. Management also sought to deal with other control matters in the assessment, and in each case if a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with the Company’s on-going procedures.

Evaluation of Disclosure Controls and Procedures.   As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2004 based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2004. We did not assess the effectiveness of internal control over financial reporting related to the net assets acquired from Bridge Technologies, Inc. which was acquired on December 21, 2004 and is included in our 2004 consolidated financial statements and constituted $4,678,000 and $3,775,000 of total and net assets, respectively, as of December 25, 2004 and $186,000 and $(4,500) of revenues and net income, respectively, for the year then ended.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 25, 2004 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report that is included elsewhere herein.

Changes in Internal Control Over Financial Reporting.   There were no changes in the Company’s internal control over financial reporting for the fiscal year ended December 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the definitive proxy statement of SI International, Inc. for its 2005 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Documents filed as part of this Report

1.                 Financial Statements.

A.	Report of Independent Registered Public Accounting Firm
B.	Report of Independent Registered Public Accounting Firm on Internal Control over Finanacial Reporting
C.	Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003
D.	Consolidated Statements of Operations for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002
E.	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002
F.	Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002
G.	Notes to Consolidated Financial Statements

2.                 Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

3.                 Exhibits.

The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

(b)   Exhibits.

See Item 15(a)(3) above.

(c)   Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2005.

SI INTERNATIONAL, INC.
By:	/s/ RAY J. OLESON
Ray J. Oleson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date
/s/ RAY J. OLESON	Chairman of the Board and Chief	March 9, 2005
Ray J. Oleson	Executive Officer (Principal Executive Officer)
/s/ THOMAS E. DUNN	Executive Vice President, Chief Financial	March 9, 2005
Thomas E. Dunn	Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ THOMAS E. DUNN by Power of Attorney	Director	March 9, 2005
Charles A. Bowsher
/s/ THOMAS E. DUNN by Power of Attorney	Director	March 9, 2005
James E. Crawford, III
/s/ THOMAS E. DUNN by Power of Attorney	Director	March 9, 2005
Walter J. Culver
/s/ THOMAS E. DUNN by Power of Attorney	Director	March 9, 2005
Walter C. Florence
/s/ THOMAS E. DUNN by Power of Attorney	Director	March 9, 2005
General R. Thomas Marsh (USAF-Ret.)
/s/ THOMAS E. DUNN by Power of Attorney	Director	March 9, 2005
Edward H. Sproat
/s/ THOMAS E. DUNN by Power of Attorney	Director	March 9, 2005
John P. Stenbit

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1

Agreement and Plan of Merger among the Company, Link Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company, Matcom International Corporation, and the stockholders of Matcom International Corporation, dated as of December 17, 2003, as amended by the First Amendment to Agreement and Plan of Merger, dated as of January 21, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 28, 2004 and incorporated herein by reference). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc., hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission.)

2.2

Agreement and Plan of Merger among the Company, Link Acquisition2 Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company, Bridge Technology Corporation, and the stockholders of Bridge Technology Corporation, dated as of November 30, 2004 (*). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc., hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission.)

2.3

Stock Purchase Agreement among the Company, SEI, and the stockholders of SEI dated January 12, 2005 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 1, 2005 and incorporated by reference). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc., hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission.)

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

10.3	SI International, Inc. 2001 Service Award Stock Option Plan (filed as Exhibit 10.3 to the First Amendment and incorporated herein by reference).
10.4	1998 Stock Option Plan (filed as Exhibit 10.5 to the First Amendment and incorporated herein by reference).

10.5	Amended and Restated Credit Agreement (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).
10.6	Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.6 to the Third Amendment and incorporated herein by reference).
10.7	Executive Employment Agreement with Walter J. Culver (filed as Exhibit 10.7 to the Third Amendment and incorporated herein by reference).
10.8	Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.8 to the Third Amendment and incorporated herein by reference).
10.9	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference).
10.10	Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.10 to the Third Amendment and incorporated herein by reference).
10.11	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
10.12	Consulting Services Agreement with Walter J. Culver (*).
10.13	Non-Qualified Deferred Compensation Plan, as amended (*).
21.1	Subsidiaries of the registrant (*).
23.1	Consent of Ernst & Young LLP (*).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

* Indicates filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SI International, Inc.:

We have audited the accompanying consolidated balance sheets of SI International, Inc. and subsidiaries (as defined in Note 1) (the Company) as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI International, Inc. and subsidiaries (as defined in Note 1) at December 25, 2004 and December 27, 2003, and the consolidated results of its operations and its cash flows for the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SI International, Inc. and its subsidiaries (as defined in Note 1) internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 7, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SI International, Inc.:

We have audited management’s assessment, included in the accompanying consolidated financial statements that SI International, Inc. and subsidiaries (as defined in Note 1) maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SI International’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bridge Technologies, Inc., which was acquired on December 21, 2004 and is included in the 2004 consolidated financial statements of SI International, Inc. and subsidiaries (as defined in Note 1) and constituted $4,678,000 and $3,775,000 of total and net assets, respectively, as of December 25, 2004 and $186,000 and $(4,500) of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of SI International, Inc. also did not include an evaluation of the internal control over financial reporting of Bridge Technologies, Inc.

In our opinion, management’s assessment that SI International, Inc. and subsidiaries (as defined in Note 1) maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SI International, Inc.

maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SI International, Inc. and subsidiaries (as defined in Note 1) as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002 and our report dated March 7, 2005 expressed an unqualified opinion thereon.

McLean, Virginia
March 7, 2005

SI International, Inc.
Consolidated balance sheets
As of December 25, 2004 and December 27, 2003
(Amounts in thousands, except share and per share data)

	December 25, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$5,754	$23,252
Accounts receivable, net	65,710	34,007
Deferred tax asset	2,740	2,100
Prepaid expenses	2,408	2,064
Other current assets	1,095	433
Total current assets	77,707	61,856
Property and equipment, net	4,971	3,768
Intangible assets, net	6,575	—
Other assets	2,142	1,174
Goodwill	120,712	39,829
Total assets	$212,107	$106,627
Liabilities and stockholders’ equity
Current liabilities:
Note Payable—Line of Credit	$28,954	—
Accounts payable	11,225	6,965
Accrued expenses and other current liabilities	15,314	11,208
Deferred revenue	289	3,975
Total current liabilities	55,782	22,148
Note payable—former owner of acquired business	2,280	—
Deferred income tax	5,046	1,832
Other long-term liabilities	3,929	1,100
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 11,047,533 and 8,451,507 shares issued and outstanding as of December 25, 2004 and December 27, 2003, respectively	111	85
Additional paid-in capital	128,192	75,704
Deferred compensation	(208)	(340)
Retained earnings	16,975	6,098
Total stockholders’ equity	145,070	81,547
Total liabilities and stockholders’ equity	$212,107	$106,627

The accompanying notes are an integral part of these consolidated balance sheets.

SI International, Inc.
Consolidated statements of operations
For the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002
(Amounts in thousands, except per share data)

	Fiscal Year
	2004	2003	2002
Revenue	$262,306	$168,287	$149,351
Costs and expenses:
Direct costs	166,774	101,940	91,240
Indirect costs	71,917	51,569	49,404
Depreciation	2,231	2,009	1,988
Amortization	648	—	—
Total operating expenses	241,570	155,518	142,632
Income from operations	20,736	12,769	6,719
Other income (expense)	(1)	—	—
Interest expense	(2,760)	(606)	(3,319)
Minority interests	—	—	(118)
Change in fair value of put warrants	—	—	640
Income before provision for income taxes	17,975	12,163	3,922
Provision for income taxes	7,098	4,784	1,439
Net income	10,877	7,379	2,483
Dividends on redeemable cumulative preferred stock	—	—	1,954
Net income attributable to common stockholders	$10,877	$7,379	$529
Earnings (loss) per common share:
Basic net income per common share	$1.20	$0.87	$0.16
Diluted net income (loss) per common share	$1.14	$0.87	$(0.03)
Basic weighted-average shares outstanding	9,041	8,446	3,382
Diluted weighted-average shares outstanding	9,507	8,488	3,516

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc.
Consolidated statements of stockholders’ equity
For the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002
(Amounts in thousands, except share data)

			Stockholders’ equity (deficit)
	Redeemable						Retained
	cumulative				Additional		earnings
	preferred stock		Common stock		paid-in	Deferred	(Accumulated
	Shares	Amount	Shares	Amount	Capital	compensation	deficit)	Total
Balance, December 30, 2001	21,372	25,180	2,631,862	27	—	(130)	(2,328)	(2,431)
Compensatory stock option grants	—	—	—	—	518	(379)	—	139
Dividends on redeemable preferred stock	—	1,954	—	—	(518)	—	(1,436)	(1,954)
Exchange of SI redeemable preferred stock for SI common stock	(21,372)	(27,134)	1,938,119	19	27,115	—	—	27,134
Exchange of SI Telecom Junior participating preferred shares for SI common stock	—	—	12,034	—	1,396	—	—	1,396
Exchange of SI Telecom common stock for SI common stock	—	—	316	—	27	—	—	27
Conversion of put warrants	—	—	7,410	—	113	—	—	113
Offering Proceeds, net of offering costs	—	—	3,850,000	39	47,031	—	—	47,070
Net income	—	—	—	—	—	—	2,483	2,483
Balance, December 28, 2002	—	—	8,439,741	85	75,682	(509)	(1,281)	73,977
Exercise of stock options	—	—	11,766	—	67	—	—	67
Compensatory stock option grants/amortization of deferred compensation	—	—	—	—	(37)	169	—	132
Offering costs	—	—	—	—	(8)	—	—	(8)
Net income	—	—	—	—	—	—	7,379	7,379
Balance, December 27, 2003	—	$—	8,451,507	$85	$75,704	$(340)	$6,098	$81,547
Exercise of stock options	—	—	76,026	1	929	—	—	930
Amortization of deferred compensation	—	—	—	—	(3)	132	—	129
Option exercise tax effect	—	—	—	—	348	—	—	348
Offering proceeds, net of offering costs	—	—	2,520,000	25	51,214	—	—	51,239
Net income	—	—	—	—	—	—	10,877	10,877
Balance, December 25, 2004	—	$—	11,047,533	$111	$128,192	$(208)	$16,975	$145,070

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc.
Consolidated statements of cash flows
For the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002
(Amounts in thousands)

	Fiscal Year
	2004	2003	2002
Cash flows from operating activities:
Net income	$10,877	$7,379	$2,483
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,231	2,009	1,988
Amortization of intangible assets	648	—	—
Loss on disposal of fixed assets	14	178	—
Stock-based compensation	132	132	139
Deferred income tax provision	1,686	(98)	(537)
Amortization of deferred financing costs and debt discount	416	379	304
Non-cash loss due to early repayment of debt	584	—	886
Change in fair value of put warrants	—	—	(640)
Minority interests	—	—	118
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(16,096)	(2,106)	(984)
Other current assets	116	(266)	154
Other assets	(668)	(106)	(268)
Accounts payable and accrued expenses	1,226	4,996	1,099
Operating lease obligations	(735)	—	—
Deferred revenue	(3,686)	2,901	623
Other long term liabilities	1,600	681	315
Net cash provided by (used in) operating activities	(1,655)	16,079	5,680
Cash flows from investing activities:
Purchase of property and equipment, net	(1,225)	(1,291)	(1,653)
Cash paid for acquisition of Matcom	(64,918)	—	—
Cash paid for acquisition of Bridge Technology, net of cash assumed	(29,472)	—	—
Net cash used in investing activities	(95,615)	(1,291)	(1,653)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	51,239	—	47,070
Proceeds from exercise of stock options	927	59	—
Proceeds from (repayments of) bank overdrafts	—	(2,201)	846
Net borrowings under line of credit	28,954	—	(14,211)
Payments of debt issuance fees	(1,202)	—	—
Repayments of notes payable	—	(140)	(900)
Proceeds from long-term debt	30,000	—	—
Repayments of long-term debt and borrowings from stockholders	(30,000)	—	(29,184)
Repayments of capital lease obligations	(146)	(110)	(171)
Proceeds from borrowings from stockholders	—	—	4,309
Redemption of put warrants	—	—	(1,400)
Net cash provided by (used in) financing activities	79,772	(2,392)	6,359
Net increase in cash and cash equivalents	(17,498)	12,396	10,386
Cash and cash equivalents, beginning of period	23,252	10,856	470
Cash and cash equivalents, end of period	$5,754	$23,252	$10,856
Supplemental disclosures of cash flow information:
Cash payments for interest	$1,857	$339	$1,806
Cash payments for income taxes	$6,181	$3,920	$2,255
Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$289	$122	$—

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

Since November 12, 2002, our common stock has been publicly traded on the Nasdaq National Market under the symbol “SINT”. The completion of the initial public offering in November of 2002 raised $47.1 million (after offering costs) in equity capital through the sale of 3,850,000 shares of common stock. On October 6, 2004, the Company completed its secondary offering which raised $51.2 million (after offering costs) cash through the sale of 2,520,000 shares of common stock.

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

Reporting periods

The Company’s fiscal year ends on the Saturday nearest December 31. All fiscal years presented include 52 weeks. The Company’s quarters end on the Saturday nearest to the applicable quarterly month-end.

Cash and cash equivalents

The Company considers all investments with original maturities of three months or less at the date of purchase to be cash equivalents.

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

Under cost reimbursable contracts, the Company is reimbursed for allowable costs, and paid a fee, which may be fixed or performance-based. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For cost reimbursable contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.

Revenue on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.

Fixed price contracts may include either a product delivery or specific service performance throughout a period. For fixed price contracts that are based on unit pricing, the Company recognizes revenue for the number of units delivered in any given fiscal period. For fixed price contracts that are based on the proportionate performance method and involve a specified number of similar acts, the Company recognizes revenue based on the proportion of those acts completed compared to the number of total specified acts required by the contract. For fixed price contracts that are based on the proportionate performance method and involve a specified number of defined but not similar acts, the Company recognizes revenue based on the proportion of the project’s percentage total costs incurred compared to the estimated total costs associated with the entire transaction. For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues and associated contract costs are recognized upon product delivery and customer acceptance.

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

Significant customers

Revenue generated from contracts with the Federal Government, both directly and through other prime contractors, accounted for a significant percentage of revenues in the fiscal years 2004, 2003, and 2002.

	% of revenues Fiscal year
	2004	2003	2002
Department of Defense	52.8%	54.5%	49.0%
Federal civilian agencies	43.8	39.2	43.9
Commercial entities	3.4	6.3	7.1
Total revenue	100.0%	100.0%	100.0%

We had only one contract that generated more than 10% of our revenue for fiscal year 2004. For the fiscal years ended December 27, 2003 and December 28, 2002, we had two contracts that generated more than 10% of our revenue. For the fiscal year 2004, fiscal 2003, and fiscal 2002, revenue from our C4I2SR contract with the U.S. Air Force Space Command represented approximately 17%, 22%, and 23%, respectively, of total revenue. Our National Visa Center contract with the Department of State represented approximately 14% and 11% of total revenue for the fiscal year ended December 27, 2003 and December 28, 2002, respectively.

Credit risk

The Company’s assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Accounts receivable consist primarily of billed and unbilled amounts, including indirect cost rate variances, due from various agencies of the Federal Government or prime contractors doing business with the Federal Government, and other commercial customers. The Company historically has not experienced significant losses related to accounts receivable and therefore, believes that credit risk related to accounts receivable is minimal. The Company maintains cash balances that may at times exceed federally insured limits. The Company maintains this cash at high-credit quality institutions and, as a result, believes credit risk related to its cash is minimal.

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

Deferred financing costs

Costs incurred in raising debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	December 25, 2004	December 27, 2003
Deferred loan costs	$1,737	$1,120
Accumulated amortization	(837)	(421)
	$900	$699

During 2004, the Company wrote off approximately $584,000 of deferred loan costs related to the payoff of its term loan under the 2004 credit facility. During 2002, the Company wrote off approximately $886,000 of deferred loan costs and debt discounts related to the 2001 credit facility, which was paid off in 2002. The $532,000 after-tax effect of this write-off was previously classified as an extraordinary item-early extinguishment of debt and was reclassified as interest expense upon adoption of SFAS No. 145 in 2003. Amortization of deferred financing costs was $416,000, $379,000, and $805,000 in fiscal years 2004, 2003, and 2002, respectively.

Impairment of long-lived assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. The Company believes that no such impairment existed in December 25, 2004 and December 27, 2003. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.

Goodwill and other intangible assets

SFAS No. 142 requires a two-step approach in assessing goodwill for impairment and then measuring impairment, if it exists. The Company completed its annual impairment tests as of September 25, 2004 and September 27, 2003. The analysis indicated that no impairment of goodwill exists; however, future impairment reviews may result in the recognition of such impairment.

Deferred revenue

At the end of fiscal years 2004 and 2003, SI Telecom received advance payments of approximately $0 and $3,908,000, respectively, from a customer to purchase equipment to be used in a contract. The advances are reflected as deferred revenue as of December 25, 2004 and December 27, 2003 in the accompanying consolidated balance sheets.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and long-term debt. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at December 25, 2004 and December 27, 2003.

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

Had compensation costs for the Company’s stock options been determined based on SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Fiscal Year
	2004	2003	2002
Net income—as reported	$10,877	$7,379	$2,483
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of tax	80	80	88
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of tax	(1,939)	(945)	(480)
Net income—Pro forma	9,018	6,514	2,091
Dividends on redeemable cumulative preferred stock	—	—	(1,954)
Net income attributable to common stockholders—Pro forma	$9,018	$6,514	$137
Basic earnings (loss) per share—as reported	$1.20	$0.87	$0.16
Diluted earnings (loss) per share—as reported	$1.14	$0.87	$(0.03)
Basic earnings (loss) per share—Pro forma	$1.00	$0.77	$0.04
Diluted earnings (loss) per share—Pro forma	$0.95	$0.77	$(0.14)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002:

	Fiscal Year
	2004	2003	2002
Risk-free interest rate	4%	4%	4%
Expected life of options	7 years	9 years	7 years
Expected stock price volatility	55%-60%	70%	70%
Expected dividend yield	0%	0%	0%

Income taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not considered. Net deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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

The following details the computation of net income (loss) per common share:

	Fiscal Year
	2004	2003	2002
Net income	$10,877	$7,379	$2,483
Less: Dividends on redeemable cumulative preferred stock	—	—	1,954
Income attributable to common stockholders—Basic	10,877	7,379	529
Diluted effect of change in value of put warrants	—	—	640
Net income (loss) attributable to common stockholders—Diluted	$10,877	$7,379	$(111)
Weighted average share calculation:
Basic weighted average share outstanding	9,041	8,446	3,382
Treasury stock effect of stock options	466	42	40
Treasury stock effect of put warrants	—	—	94
Diluted weighted average shares outstanding	9,507	8,488	3,516

Segment reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has concluded that the Company operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year.

New accounting pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Among other things, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145 for its 2003 fiscal year, the Company reclassified its 2002 extraordinary loss to be included within income from operations.

In December 2004, the FASB issued FASB Statement No. 123(R) (revised 2004), Share Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method..

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R )’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R ) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R ) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the Stock-Based Compensation section of this note to our consolidated financial statements. Statement 123(R ) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

3.   Subordinated Debt:

On March 9, 2000, the Company purchased all of the outstanding common stock of SI International Engineering, Inc., formerly System Technology Associates, Inc. (SI Engineering), for consideration of approximately $33.0 million in cash and $4.8 million in subordinated notes in a transaction accounted for as a purchase. The subordinated notes bore interest at the prime rate plus 2%. Approximately $4.3 million of the notes were repaid at maturity in March 2001 and 2002 and an additional $140,000 was repaid during fiscal 2003. Payments of approximately $0 and $340,000 of these notes had been withheld by the Company as of December 25, 2004 and December 27, 2003, respectively.

4.   Acquisitions:

On December 20, 2004, the Company completed the purchase of Bridge Technology Corporation, a provider of information technology and information management. The acquisition supports the company’s strategic growth plan to broaden its customer base into the intelligence agencies, and strengthen its portfolio of mission-critical solutions. Under the terms of the agreement, the Company acquired Bridge Technology for $30 million, subject to working capital and other adjustments. Of the purchase price $29.4 million was paid in cash and the $2.3 million was held as note payable to be paid in June, 2006. The transaction was funded through cash-on-hand and borrowings under the Company’s credit facility. Approximately $25.5 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired, and approximately $2.2 million of the purchase price has been assigned to identifiable intangible assets of contractual customer relationships. The contractual customer relationships are being amortized accelerated over its estimated remaining life of 10 years.

The total purchase price paid, including transaction costs of $0.6 million, has been preliminarily allocated as follows (in thousands):

Cash	$548
Accounts receivable	2,786
Prepaid expense and other current assets	111
Deposit	98
Property and equipment	912
Accounts payable & accrued expenses	(538)
Deferred rent	(137)
Contractual customer relationships	2,200
Goodwill	26,320
Total consideration	$32,300

On January 21, 2004, the Company completed the purchase of Matcom, a provider of information technology, systems engineering, logistics, and training. Under the terms of the merger agreement, the Company acquired Matcom for $65.8 million, of which $63.7 million was paid in cash to the seller. The transaction was funded through cash on hand and borrowings under the credit facility. Contemporaneously with the closing of the acquisition of Matcom, the Company amended its credit facility to increase the maximum amount of available borrowings from $35.0 million to $80.0 million, of which $30.0 million is comprised of a term loan and the remainder of a revolving credit facility, and to extend the maturity of the credit facility to January 21, 2008. Approximately $54.6 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired, and approximately $5.0 million of the purchase price has been assigned to identifiable intangible assets of contractual customer relationships. The contractual customer relationships are being amortized accelerated over its estimated remaining life of 11 years.

The total purchase price paid, including transaction costs of $1.4 million, was allocated as follows (in thousands):

Accounts receivable	$14,425
Prepaid expense and other current assets	1,258
Income tax receivable	1,216
Property and equipment	1,023
Accounts payable & accrued expenses	(9,304)
Deferred rent	(31)
Deferred income tax	(1,768)
Contractual customer relationships	5,023
Goodwill	54,563
Total consideration	$66,405

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the twelve months ended December 25, 2004 and December 27, 2003 as if the above described acquisitions had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combination had been in effect for the twelve months ended December 25, 2004 and December 27, 2003.

	Twelve Months Ended
	December 25, 2004	December 27, 2003
Revenue	$288,631	$254,229
Net income	$12,289	$9,123
Diluted earnings per share	$1.29	$1.07

In accordance with the purchase accounting, the operations of the Matcom and Bridge Technology have been included in the Company’s statement of operations since the respective date of acquisition.

5.   Accounts receivable:

Accounts receivable consists of the following (in thousands):

	December 25, 2004	December 27, 2003
Billed accounts receivable	$33,247	$18,215
Unbilled accounts receivable:
Currently billable	26,400	13,137
Unbilled retainages and milestones payments expected to be billed within the next 12 months	5,714	3,127
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates (see Note 10)	1,493	768
Total unbilled accounts receivable	33,607	17,032
Allowance for doubtful accounts	(1,144)	(1,240)
Accounts receivable, net	$65,710	$34,007

The currently billable amounts included as unbilled accounts receivable as of December 25, 2004 represent amounts which are billed during the first quarter of the subsequent year. They are billings for services rendered prior to year-end, which are billed once necessary billing data has been collected and an invoice produced.

6.   Property and equipment:

Property and equipment consist of the following (in thousands):

	December 25, 2004	December 27, 2003
Computers and equipment	$8,007	$6,389
Software	1,904	1,914
Furniture and fixtures	1,576	1,339
Leasehold improvements	1,086	676
	12,573	10,318
Less—Accumulated depreciation and amortization	(7,602)	(6,550)
	$4,971	$3,768

Property and equipment includes assets financed under capital lease obligations of approximately $332,000 and $178,000, net of accumulated depreciation, as of December 25, 2004 and December 27, 2003, respectively.

Depreciation expense of approximately $2.2 million, $2.0 million, and $2.0 million was recorded in fiscal years 2004, 2003 and 2002, respectively.

7.   Accrued expenses:

Accrued expenses consists of the following (in thousands):

	December 25, 2004	December 27, 2003
Accrued vacation	4,955	2,858
Accrued compensation	3,550	2,817
Accrued bonus	2,875	2,939
Other accrued liabilities	3,934	2,594
Accrued expenses	$15,314	$11,208

8.   Income taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows (in thousands):

	December 25, 2004	December 27, 2003
Deferred tax assets (liabilities):
Accounts payable and accrued expenses	$2,081	$1,420
Allowance for doubtful accounts	476	491
Net operating loss	808	808
Deferred rent	568	410
Lease payable	703	—
Deferred compensation	486	—
Other	190	189
Total deferred tax asset	5,312	3,318
Prepaid expenses	(6)	—
Intangible assets	(5,108)	(1,805)
Unbilled revenue	(2,394)	(658)
Depreciation and amortization	(110)	(587)
Total deferred tax liability	(7,618)	(3,050)
Net deferred tax asset (liability)	$(2,306)	$268

SI Telecom has approximately $2,040,000 in net operating loss carryforwards, which will expire in 2021. These losses can only be used to offset income generated by SI Telecom. Management believes that it is more likely than not that these net operating loss carryforwards will be benefited on a future tax return and therefore no valuation allowance was required

The provision for income taxes consists of the following for the fiscal years (in thousands):

	Fiscal year
	2004	2003	2002
Current provision:
Federal	$4,472	$4,301	$1,075
State	940	581	201
Deferred provision (benefit):
Federal	1,490	(86)	147
State	196	(12)	16
Provision for income taxes	$7,098	$4,784	$1,439

A reconciliation of income taxes at the Federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	2004	2003	2002
Income taxes at the Federal statutory income tax rate	$6,291	$4,257	$1,324
State income taxes, net of Federal benefit	738	370	128
Change in fair value of put warrants	—	—	(217)
Amortization of non-deductible goodwill	—	—	—
Other, net	69	157	204
Provision for income taxes	$7,098	$4,784	$1,439

9.   Debt:

Debt consists of the following (in thousands):

	December 25, 2004	December 27, 2003
Credit facilities:
Line of credit at December 25, 2004, bears interest at LIBOR plus 275 to 350 base points or a specified base rate plus 170 to 250 base points, interest due monthly, principal due January 21, 2008	$28,954	$—
Notes payable:
Indemnification note payable, bears interest at the prime rate plus 2%, interest due quarterly	—	340
Total debt	$28,954	$340

The original credit facility (the 2002 credit facility) consisted of a $35.0 million secured revolving credit arrangement with Wachovia Bank, N.A. acting as Administration Agent for a consortium of lenders. With the closing of the acquisition of Matcom, the Company amended the 2002 credit facility in January 2004. The amended credit facility (the 2004 credit facility) consists of a $30.0 million term loan and a $50.0 million secured revolving credit arrangement. The 2004 credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock of our existing and future subsidiaries. In addition, the Company is required to maintain compliance with financial and nonfinancial covenants including, the requirement to maintain certain leverage and fixed charge ratios, as defined in the agreement, as well as certain annual limits on our capital expenditures.

Contemporaneously with the closing of our acquisition of SEI on February 9, 2005, the Company amended and restructured its prior credit facility and increased its borrowing capacity to $160 million, which is comprised of a $60 million five-year revolving credit facility and a $100 million six-year term loan facility. Borrowings available under the amended credit facility were used as part of the acquisitions of Bridge Technology and SEI. In addition, the amended and restructured credit facility provides that up to an additional $75 million in uncommitted incremental term loan funds are available to the Company upon its request at any time for up to two years from one or more of the lenders under the credit facility.

The Company had approximately $100 million of outstanding debt under our credit facility on February 9, 2005 and following the closing of our acquisition of SEI. The Company is required to repay twenty-three $250,000 consecutive quarterly payments starting from June 30, 2005 to December 31, 2010, and a final payment of $94 million on February 9, 2011.

Any borrowings outstanding under the amended credit facility will, at the Company’s option, bear interest either at floating rates equal to LIBOR plus a spread ranging from 200 to 270 basis points or an alternate base rate plus a spread ranging from 100 to 175 basis points, with the exact spread determined upon the leverage ratio as defined in the amended credit facility.

In connection with the amended credit facility, the Company had incurred approximately $3.1 million financing costs. Such costs will be capitalized as deferred financing costs on the balance sheet and amortized over the six year term of the new credit facility.

The Company also has outstanding a note payable in the amount of $2.3 million, to be paid in June, 2006 for the acquisition of Bridge Technology.

Borrowings from stockholders

In March 2001 and September 2002, the Company borrowed from stockholders $5.0 million and $4.3 million, respectively, bearing interest at 8.5% per annum, compounded annually. In connection with the initial public offering in November 2002, the Company used the net proceeds from the offering to repay all amounts outstanding on the borrowings from stockholders.

10.   Commitments and contingencies:

Leases

As of December 25, 2004, the Company has noncancelable operating leases, primarily for real estate, that expire over the next eight years. Rental expense during fiscal year 2004, 2003 and 2002 was approximately $6.6 million, $5.4 million and $4.5 million, respectively.

Future minimum lease payments under noncancelable operating and capital leases as of December 25, 2004 are as follows (in thousands):

Fiscal year	Capital	Operating
2005	132	7,275
2006	114	6,174
2007	75	5,295
2008	46	5,416
2009	—	5,498
Thereafter	—	13,392
Total minimum lease payments	367	$43,050
Less—Interest element of payment	(30)
Present value of future minimum lease payments	337
Current portion	121
	$216

Subsequent to the purchase of Bridge Technology and SEI, the Company assumed certain capital and operating leases held at the time of purchase.

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

In accordance with Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company classified the Warrants as a liability due to the cash redemption (put) feature. At issuance and at each reporting date, the Warrants were marked to their then current fair value with changes in fair value reflected in earnings. In connection with the initial public offering, the Company redeemed according to its terms 91,343 shares of the outstanding warrants with cash of $1.4 million and converted the remaining 7,555 shares of outstanding warrants to common stock. A credit to earnings of $0.6 million in fiscal year 2002 was recorded to reflect the settlement of the Warrants.

12.   Redeemable preferred stock:

The Company had redeemable preferred stock that was nonconvertible and nonvoting. The preferred stock was redeemable in the event of an initial public offering upon written request of a majority of the holders and also upon a change of control, as defined. The redemption price was $1,000 per share plus any accumulated and unpaid dividends. The preferred stock accrued dividends daily at 8.5% per annum, calculated based on its liquidation value of $1,000 per share, plus accumulated and unpaid dividends. Preferred dividends in 2002 were approximately $2.0 million and had been reflected as an addition to the redemption balance of the preferred stock. Immediately prior to its initial public offering in November 2002, the Company exchanged in full its 21,372 shares of the outstanding preferred stock for 1,938,119 shares of common stock.

13.   Stockholders’ equity:

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

In October 2004, the Company and affiliates of Frontenac, one of the Company’s investors, sold an aggregate of 3,200,000 shares of the Company’s common stock in an underwritten public offering priced at $21.85 per share. Of the 3,200,000 shares offered, 2,200,000 shares were sold by the Company and 1,000,000 shares were sold by the selling stockholders. The Company did not receive any of the proceeds from the sale of common stock by the selling stockholders. The Company also granted the underwriters an option to purchase up to 320,000 shares solely to cover over-allotments, which the underwriters exercised. In connection with this offering, the Company received approximately $51.2 million in net proceeds, which was primarily used to payoff $27.0 million of term loan borrowings and $16.0 million of borrowings under the revolving line of credit.

Stock option plans

The Company’s stockholders approved various stock option plans to award up to approximately 1,920,000 shares of its common stock to directors, consultants, executives, and other key employees of the Company and its affiliates. The Company’s option activity is as follows:

	Shares subject to options	Shares exercisable	Weighted-average exercise price
Balance, December 29, 2001	195,275		$8.34
Options exercisable at December 29, 2001		145,398	5.80
Converted from SITEL	1,001		556.26
2002 grants	781,030		13.80
2002 forfeitures	(1,226)		(10.76)
Balance, December 28, 2002	976,080		$13.27
Options exercisable at December 28, 2002		342,649	3.40
2003 grants	165,741		12.37
2003 exercise	(11,766)		(5.68)
2003 forfeitures	(79,002)		(13.17)
Balance, December 27, 2003	1,051,053		$13.18
Options exercisable at December 27, 2003		275,699	12.47
2004 grants	551,285		18.00
2004 exercise	(76,026)		(12.24)
2004 forfeitures	(121,055)		(15.44)
Balance, December 25, 2004	1,405,257		$14.93
Options exercisable at December 25, 2004		546,646	13.40

The following table shows the number of options, the weighted average remaining life, and the options exercisable for each exercise price of options outstanding at December 25, 2004.

	Number of Options	Exercise Price	Weighted Average Remaining Life	Options Exercisable
	25,582	1.58 – 8.22	5.3	16,932
	148,315	9.13 – 10.81	2.9	108,700
	720,789	11.19 – 14.00	7.9	347,230
	417,446	16.40 – 19.26	9.1	55,083
	92,529	20.55 – 30.46	9.3	18,296
	596	556.26	3.0	405
Total	1,405,257			546,646

Each stock option grant establishes the vesting schedule applicable to the grant. The weighted-average remaining contractual life of the stock options outstanding as of December 25, 2004 and December 27, 2003 was 7.8 years and 8.0 years, respectively.

During its fiscal year ended 2001 and continuing into the fiscal year ended 2002, the Company issued options with exercise prices which were less than the fair value of SI’s common stock at the date of option grant. Total deferred compensation related to these option grants was $518,000 for the fiscal year ended December 28, 2002 and $142,000 for the fiscal year ended December 29, 2001. This deferred compensation will be amortized to expense over the related option’s vesting period, which is generally five years. Such non-cash stock-based compensation expense totaled $132,000 in fiscal year 2004, $132,000 in fiscal year 2003 and $139,000 during fiscal year 2002.

The weighted-average fair value of stock options granted in fiscal year 2004, 2003, and 2002 was $13.28, $7.80 and $9.25, respectively.

14.   Retirement plans:

SI has a defined contribution 401(k) Retirement/Savings Plan (the Plan) to provide retirement benefits for all eligible employees of the Company. Employees are eligible to participate in the Plan beginning on the first of the month following the start of employment and attainment of age 21. Under the Plan, eligible employees may contribute from 1% to 15% of pre-tax compensation. The Plan also allows after-tax contribution up to 5% of compensation. At its discretion, the Company may make an annual matching contribution and an annual profit-sharing contribution. For both fiscal years 2004 and 2002, there was no profit-sharing contribution made to the Plan by the Company. A profit-sharing contribution of $370,000 was made in 2004 for fiscal year 2003 by the Company. The Company’s matching contribution to the Plan for fiscal years 2004, 2003 and 2002 was approximately $1.1 million, $0.7 million and $0.9 million.

15.   Subsequent Event:

On February 9, 2005, we completed the purchase of Shenandoah Electronic Intelligence, Inc. (SEI). SEI is a provider of critical business process outsourcing primarily for the Department of Homeland Security (DHS). SEI’s services include: data and records management; applications processing; file and mail management; analytical support services; and secure optical card processing at one of the largest facilities of its kind.

As a result of this acquisition, we gained approximately 1,700 additional employees and increased our leased space to 28 offices and 3 warehouses at various U.S. locations for an aggregate of approximately

536,263 square feet in 15 states (including approximately 27,090 square feet that are sub-leased through the remaining terms of our primary leases).

Under the terms of the definitive stock purchase agreement, we acquired SEI for $75 million in cash, subject to certain adjustments. The transaction was funded through cash-on-hand and borrowings from a new $160 million credit facility. The purchase price is subject to adjustment as a result of certain tax elections. The definitive stock purchase agreement also provides that the SEI stockholders will retain certain non-operating assets and contingent accounts receivable.

Approximately $52.8 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired, and approximately $12.2 million of the purchase price has been assigned to identifiable intangible assets of contractual customer relationships. The contractual customer relationships are being amortized accelerated over its estimated remaining life of 14 years.

The total purchase price paid, including transaction costs of $0.4 million, has been preliminarily allocated as follows (in thousands):

Cash	$2,957
Accounts receivable	12,793
Prepaid expense and other current assets	412
Property and equipment	376
Accounts payable & accrued expenses	(5,483)
Other long term liabilities	(450)
Contractual customer relationships	12,200
Goodwill	52,838
Total consideration	$75,643

SI International, Inc. and Subsidiaries
(See Note 1 to Consolidated Financial Statements)
Schedule II—Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Acquired in business combinations	Deductions	Balance at end of period
For the fiscal year ended December 28, 2002
Deducted from assets accounts:
Allowance for doubtful accounts	630	472	—	6	1,096
For the fiscal year ended December 27, 2003
Deducted from assets accounts:
Allowance for doubtful accounts	1,096	144	—	—	1,240
For the fiscal year ended December 25, 2004
Deducted from assets accounts:
Allowance for doubtful accounts	1,240	—	—	96	1,144