Form 10-Q
period 2005-03-26
SI INTERNATIONAL INC
filed 2005-05-03
CIK 1143363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 26, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

000-50080

SI International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2127278
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12012 Sunset Hills Road Reston. Virginia	20190-5869
(Address of principal executive offices)	(Zip Code)

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

☒ Yes      ☐ No

As of May 2, 2005 there were 11,120,039 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.
FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 26, 2005	December 25, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,326	$5,754
Accounts receivable, net	76,488	65,710
Deferred tax asset	2,740	2,740
Other current assets	4,588	3,503
Total current assets	96,142	77,707
Property and equipment, net	4,862	4,971
Intangible assets, net	18,320	6,575
Other assets	5,637	2,142
Goodwill	175,234	120,712
Total assets	$300,195	$212,107
Liabilities and stockholders’ equity
Current liabilities:
Note Payable—Line of Credit	$—	$28,954
Current portion of long-term debt	1,000	—
Accounts payable	18,406	11,225
Accrued expenses and other current liabilities	20,545	15,314
Deferred revenue	166	289
Total current liabilities	40,117	55,782
Long-term debt, net of current portion	99,000	—
Note payable—former owner of acquired business	2,280	2,280
Deferred income tax	5,046	5,046
Other long-term liabilities	4,748	3,929
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 11,105,706 and 11,047,533 shares issued and outstanding as of March 26, 2005 and December 25, 2004, respectively	111	111
Additional paid-in capital	128,870	128,192
Deferred compensation	(176)	(208)
Retained earnings	20,199	16,975
Total stockholders’ equity	149,004	145,070
Total liabilities and stockholders’ equity	$300,195	$212,107

See accompanying notes

SI International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
Unaudited

	Three Months Ended
	March 26, 2005	March 27, 2004

Revenue	$83,717	$55,970
Costs and expenses:
Direct costs	52,603	33,529
Indirect costs	23,580	17,309
Depreciation and amortization	551	589
Amortization of intangible assets.	457	113
Total operating expenses	77,191	51,540
Income from operations	6,526	4,430
Other (expense)	(99)	—
Interest expense	(1,097)	(534)
Income before provision for income taxes	5,330	3,896
Provision for income taxes	2,106	1,539
Net income	$3,224	$2,357

Earnings per common share:
Basic net income per common share	$0.29	$0.28

Diluted net income per common share	$0.28	$0.27

Basic weighted-average shares outstanding	11,063	8,458
Diluted weighted-average shares outstanding	11,627	8,833

See accompanying notes

SI International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)
Unaudited

	Three Months Ended
	March 26, 2005	March 27, 2004
Cash flows from operating activities:
Net income	$3,224	$2,357

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	551	589
Amortization of intangible assets	457	113
Deferred income tax provision	—	1,480
Stock-based compensation	32	32
Amortization of deferred financing costs	120	108
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,699	(3,629)
Other current assets	(976)	(767)
Other assets	(454)	469
Accounts payable and accrued expenses	4,231	1,908
Deferred revenue	(123)	—
Other long term liabilities	732	97
Net cash provided by operating activities	9,493	2,757
Cash flows from investing activities:
Purchase of property and equipment, net	(172)	(620)
Cash paid for acquisition of MATCOM	(35)	(65,849)
Cash paid for acquisition of Bridge Tech.	(99)	—
Cash paid for acquisition of SEI, net of cash assumed	(71,154)	—
Net cash used in investing activities	(71,460)	(66,469)
Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(28,954)	16,000
Proceeds from long-term debt	100,000	30,000
Payment of debt issuance costs	(3,160)	(1,176)
Proceeds from exercise of stock options	678	124
Repayments of capital lease obligations	(25)	(35)
Net cash provided by financing activities	68,539	44,913
Net change in cash and cash equivalents	6,572	(18,799)
Cash and cash equivalents, beginning of period	5,754	23,252
Cash and cash equivalents, end of period	$12,326	$4,453
Supplemental disclosures of cash flow information:
Cash payments for interest	$41	$115
Cash payments (refund) for income taxes	$296	$(77)

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 26, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K for the year ended December 25, 2004.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

2.                                      Summary of significant accounting policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.   All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Reporting periods

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest but prior to December 31 of that year, and our fiscal quarters end on the Saturday nearest but prior to the applicable quarterly month end.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  The fiscal quarters presented in this Form 10-Q includes 13 weeks.

Cash and cash equivalents

The Company considers all investments with maturities of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition

Our accounting policy regarding revenue recognition complies with the following criteria:  (1) a contract has been executed; (2) the contract price is fixed and determinable; (3) delivery of services or products has occurred; and (4) collectibility is considered probable and can be reasonably estimated.  Compliance with these criteria may require us to make significant judgments and estimates.

Significant customers

Revenue generated from contracts with the Federal government or prime contractors doing business with the Federal government accounted for a significant percent of revenues in the fiscal quarter ending March 26, 2005 and March 27, 2004.

	Three Months Ended
	March 26, 2005	March 27, 2004

Department of Defense	49.0%	50.1%
Federal civilian agencies	48.9	46.1
Commercial entities	2.1	3.8
Total revenue	100.0%	100.0%

For the first quarter of 2005 we had one contract that generated more than 10% of our revenue.  Our C4I2SR contract with the U.S Air Force Space Command represented approximately 17.8% of our revenue.  For the first quarter of 2004, we had two contracts that generated more than 10% of our revenue.  Our C4I2SR contract with the U.S. Air Force Space Command represented approximately 10.6% of total revenue for the quarter ended March 27, 2004.   Our National Visa Center contract with the Department of State represented approximately 10.2% of total revenue for the quarter ended March 27, 2004.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	March 26, 2005	December 25, 2004

Deferred loan costs	$4,897	$1,737
Accumulated amortization	(957)	(837)
	$3,940	$900

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at March 26, 2005 and December 25, 2004.

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 25, 2004 and has adopted the interim disclosure provisions for its financial reports for the quarter ended March 26, 2005.

	Three Months Ended
	March 26,	March 27,
	2005	2004

Net income - as reported	$3,224	$2,357

Add: total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of tax	19	19

Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of tax	(642)	(523)

Net income - pro forma	2,601	1,853

Basic earnings per share - as reported	0.29	0.28

Diluted earnings per share - as reported	0.28	0.27

Basic earnings per share - pro forma	0.24	0.22

Diluted earnings per share - pro forma	0.22	0.21

Earnings per share

Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities.  Diluted earnings per share gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period.

The following details the computation of net income per common share:

	Three Months Ended
	March 26, 2005	March 27, 2004

Net Income – Basic and Diluted	$3,224	$2,357

Weighted average share calculation:

Basic weighted average shares outstanding	11,063	8,458
Treasury stock effect of stock options	564	375

Diluted weighted average shares outstanding	11,627	8,833

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year.

New accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123(R) (revised 2004), Share Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company as of its fiscal year beginning January 1, 2006. All public companies must use either the modified prospective or the modified retrospective transition method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the Stock-Based Compensation section of this note to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

3.                                      Acquisitions:

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

Approximately $54.7 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired, and approximately $12.2 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining life of 14 years.

The total purchase price paid, including transaction costs of $0.8 million, has been preliminarily allocated as follows (in thousands):

Cash	$2,958
Accounts receivable	12,093
Prepaid expense and other current assets	353
Property and equipment	331
Accounts payable & accrued expenses	(5,886)
Other long term liabilities	(450)
Contractual customer relationships	12,200
Goodwill	54,740
Total consideration	$76,338

On December 20, 2004, the Company completed the purchase of Bridge Technology Corporation, a provider of information technology and information management. The acquisition supports the company’s strategic growth plan to broaden its customer base into the intelligence agencies, and strengthen its portfolio of mission-critical solutions. Under the terms of the acquisition agreement, the Company acquired Bridge Technology for $30 million, subject to working capital and other adjustments. Of the purchase price, $29.4 million was paid in cash and the $2.3 million was held as note payable to be paid in June, 2006. Approximately $26.1 million of the purchase consideration has been allocated to goodwill, and approximately $2.2 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining life of 6 years.

On January 21, 2004, the Company completed the purchase of MATCOM, a provider of information technology, systems engineering, logistics, and training. Under the terms of the merger agreement, the Company acquired MATCOM for $65.8 million. Approximately $54.6 million of the purchase consideration has been allocated to goodwill, and approximately $5.0 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining life of 11 years.

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the three months ended March 26, 2005 and March 27, 2004 as if the above described acquisitions had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combination had been in effect for the three months ended March 26, 2005 and March 27, 2004.

	Three Months Ended
	March 26, 2005	March 27, 2004
Revenue	$92,143	$80,858
Net income	$3,225	$3,437
Diluted earnings per share	$0.28	$0.39

In accordance with the purchase accounting method, the operations of the MATCOM, Bridge Technology and SEI have been included in the Company’s statement of operations since the respective date of acquisition.

4.                                      Accounts receivable:

Accounts receivable consists of the following (in thousands):

	March 26, 2005	December 25, 2004

Billed accounts receivable	$36,774	$33,247
Unbilled accounts receivable:
Currently billable	35,581	26,400
Unbilled retainages and milestone payments expected to be billed within the next 12 months	4,846	5,714
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	1,537	1,493
Total unbilled accounts receivable	41,964	33,607
Allowance for doubtful accounts	(2,250)	(1,144)
Accounts receivable, net	$76,488	$65,710

The currently billable amounts included as unbilled accounts receivable as of March 26, 2005 represent billings during the following quarter of the current year for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

5.                                      Property and equipment:

Property and equipment consist of the following (in thousands):

	March 26, 2005	December 25, 2004
Computers and equipment	$8,187	$8,007
Software	2,017	1,904
Furniture and fixtures	1,612	1,576
Leasehold improvements	1,140	1,086
	12,956	12,573
Less—Accumulated depreciation and amortization	(8,094)	(7,602)
Property and equipment, net	$4,862	$4,971

Property and equipment includes assets financed under capital lease obligations of approximately $291,000 and $332,000, net of accumulated amortization, as of March 26, 2005 and December 25, 2004, respectively.

6.                                      Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 26, 2005	December 25, 2004

Accrued compensation	$8,133	$3,550
Accrued vacation	6,124	4,955
Accrued bonus	837	2,875
Other accrued liabilities	5,451	3,934
Accrued expenses and other current liabilities	$20,545	$15,314

7.                                      Debt:

Debt, which is included in current and long term liabilities in the accompanying balance sheets, consists of the following (in thousands):

	March 26, 2005	December 25, 2004
Credit facilities:
Line of credit at December 25, 2004, bears interest at LIBOR plus 275 to 350 basis points or a specified base rate plus 170 to 250 basis points, interest due monthly, principal due January 21, 2008	$—	$28,954

Term loan at March 26, 2005, bears interest at LIBOR plus 225 to 250 basis points or a specified base rate plus 125 to 150 basis points, interest due monthly, twenty-three $250,000 consecutive quarterly principal payments starting on June 30, 2005, and a final $94 million principal payment on February 9, 2011	100,000	—
Total debt	$100,000	$28,954

Prior to the closing of the SEI acquisition, the credit facility (the 2004 credit facility) consisted of a $30.0 million term loan and a $50.0 million secured revolving credit arrangement. The 2004 credit facility was secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock of our existing and future subsidiaries. In addition, the Company was required to maintain compliance with financial and nonfinancial covenants, including the requirement to maintain certain leverage and fixed charge ratios, as defined in the credit agreement, as well as certain annual limits on our capital expenditures.

Contemporaneous with the closing of our acquisition of SEI on February 9, 2005, the Company amended and restructured its prior credit facility and increased its borrowing capacity to $160 million, which is comprised of a $60 million five-year revolving credit facility and a $100 million six-year term loan facility. Borrowings available under the amended credit facility were used to further the acquisitions of Bridge Technology and SEI. In addition, the amended and restructured credit facility provides that up to an additional $75 million in uncommitted incremental term loan funds are available to the Company upon its request at any time for up to two years from the amendment date from one or more of the lenders under the credit facility.

In connection with the amended credit facility, the Company incurred financing costs of $3.2 million. Such costs were capitalized as deferred financing costs on the balance sheet and are being amortized over the six year term of the new credit facility.

In connection with the Bridge Technology acquisition, the Company also has an outstanding note payable in the amount of $2.3 million, to be paid in June 2006, which is included in the accompanying balance sheet as Note payable – former owner of acquired business.

8.                                      Commitments and contingencies:

Leases

As of March 26, 2005, the Company had noncancelable operating leases, primarily for real estate, that expire over the next ten years. Rental expense during the quarter ended March 26, 2005 was approximately $1.9 million, compared to rental expense of approximately $1.7 million during the quarter ended March 27, 2004.

Contract cost audits

Payments to the Company on government cost reimbursable contracts are based on provisional or estimated indirect rates, which are subject to audit on an annual basis by the Defense Contract Audit Agency (DCAA). The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional rates, may create an additional receivable or liability for the Company. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at provisional rates unless collectibility is reasonably assured for costs incurred at higher rates. To the extent the indirect rate differential creates a liability for the Company the differential is recognized as a reduction to revenue when identified.

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

9.                                      Stockholders’ equity:

Stock option plan

In 2002, the Company adopted the 2002 Stock Incentive Plan to grant stock options to purchase up to 1,600,000 shares of its common stock to its employees and employees of its affiliates.  In March, 2004, the Board of Directors increased the number of reserved shares by 160,000, so that the total number of reserved shares totaled 1,760,000.  In March 2005, the Board of Directors increased the number of reserved shares by an additional 160,000 so that the total number of reserved shares totals 1,920,000.  The terms of the 2002 Stock Incentive Plan state that this ceiling of 1,920,000 shares of common stock shall automatically increase at the beginning of each fiscal year by a number of shares equal to the lesser of 160,000 shares of common stock and an amount determined by the Company’s Board of Directors.  As of March 26, 2005, the Company had issued 1,770,354 stock options under the 2002 Stock Incentive Plan against a ceiling of 1,920,000 shares of common stock authorized under this plan.

In March 2005, the Board of Directors authorized the acceleration of vesting of future award, and certain prior stock option awards under SI International’s 2002 Stock Incentive Plan, or the Plan, upon the occurrence of certain change of control events.  With this change, future stock awards may include provisions for acceleration of vesting upon the occurrence of certain change of control events.  With respect to prior stock option awards, the Board authorized vesting acceleration provisions for those grants where the exercise price of each such award was greater than or equal to the closing market price of our common stock on Nasdaq as of March 11, 2005.

In April 2005, the Board of Directors voted to adopt the 2002 Amended and Restated Omnibus Stock Incentive Plan (the “Amended and Restated Plan”) and has recommended the Amended and Restated Plan to the Company’s stockholders for approval at the annual meeting of stockholders to be held in June 2005.  The Amended and Restated Plan amends and restates the 2002 Stock Incentive Plan (the “Plan”) by (i) increasing the number of shares of common stock reserved and available under the Plan by 1,000,000 shares, (ii) permitting the grant of deferred shares, performance shares and performance units, (iii) prohibiting repricing of options without prior stockholder approval, (iv) limiting the number of shares of common stock and performance units subject to awards a participant may receive in any calendar year to 300,000 and 500,000, respectively, and adding other administrative provisions to comply with the performance-based compensation exception to the deduction limit of Section 162(m) of the Internal Revenue Code of 1986, as amended; (v) eliminating the provision that previously provided for an automatic increase in the number of shares reserved for issuance under the Amended and Restated Plan each fiscal year by a number equal to the lesser of 160,000 shares and an amount determined by the Board of Directors, (vi) providing that non-qualified stock option grants will be priced at one hundred percent (100%) of fair market value; (vii) providing for minimum vesting periods of stock bonus awards, restricted common stock awards, stock appreciation rights, deferred shares, and other stock awards subject to the possible acceleration of the vesting schedule at the discretion of the administrator; (viii) providing that future amendments to the Amended and Restated Plan that increase the number of shares allocated, modify participation requirements, or materially increase benefits accruing to the participants under the Plan will be subject to stockholder approval; and (ix) making other technical changes to the Plan.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward- looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below, elsewhere in this Form 10-Q and in the section entitled “Risk Factors” in our Form 10-K  for the fiscal year ended December 25, 2004.   You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q.

Our fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year, and our fiscal quarter ends 13 weeks after the conclusion of the previous fiscal quarter, except in such cases where our fiscal year is 53 weeks long.  In the case where our fiscal year is 53 weeks long, the fourth fiscal quarter will include 14 weeks.

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

In the three months ended March 26, 2005, we received 97.9% of our revenues from services we provided to various departments and agencies of the Federal government and 2.1% of our total revenues from work performed for commercial entities. In comparison, for the three months ended March 27, 2004, we received 96.2% of our revenues from services we provided to Federal government agencies and 3.8% of total revenues from work performed for commercial entities.  The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense includes revenue generated from work performed under engagements for both the Department of Defense and the intelligence community.

	Three Months Ended
	March 26, 2005	March 27, 2004

Department of Defense	49.0%	50.1%
Federal civilian agencies	48.9%	46.1%
Commercial entities	2.1%	3.8%
Total revenue	100.0%	100.0%

We have derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. We intend to focus on retaining and increasing the percentage of our business in which we act as prime contractor because it provides us with stronger client relationships. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended
	March 26, 2005	March 27, 2004

Prime contract revenue	77.6%	79.4%
Subcontract revenue	22.4%	20.6%
Total revenue	100.0%	100.0%

Our services are provided under three types of contracts: cost reimbursable, time and materials, and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended
	March 26, 2005	March 27, 2004

Cost reimbursable	34.2%	23.3%
Time and materials	47.2%	51.0%
Fixed price	18.6%	25.7%
Total	100.0%	100.0%

Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract, and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. In general, cost reimbursable contracts are the least profitable of our government contracts. In the three months ended March 26, 2005, 34.2% of our revenues were derived from cost reimbursable contracts.  In the three months ended March 27, 2004, 23.3% of our revenues were derived from cost reimbursable contracts.

Under time and materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time and materials contract are higher or lower than the billing rates under the contract, our profit under the contract may be either greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time and materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts. In the three months ended March 26, 2005, 47.2% of our revenues were derived from time and materials contracts.  In the three months ended March 27, 2004, 51.0% of our revenues were derived from time and material contracts.

Under fixed price contracts, we perform specific tasks for a fixed price. Compared to cost reimbursable and time and materials contracts, fixed price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed price contracts may include either a product delivery or specific service performance over a defined period.  Revenue on fixed price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis.  These contracts are generally less than six months in duration.  For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.  In the three months ended March 26, 2005, 18.6% of our revenues were derived from fixed price contracts.   In the three months ended March 27, 2004, 25.7% of our revenues were derived from fixed price contracts.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percent of revenues for the periods indicated.

	Three Months Ended
	March 26, 2005	March 27, 2004

Revenue	100.0%	100.0%
Costs and expenses:
Direct costs	62.8	59.9
Indirect costs	28.2	30.9
Depreciation	0.7	1.1
Amortization	0.5	0.2
Total operating expenses	92.2	92.1
Income from operations	7.8	7.9
Other (expense)	(0.1)	—
Interest expense	(1.3)	(1.0)
Income before provision for income taxes	6.4	6.9
Provision for income taxes	2.5	2.7
Net income	3.9%	4.2%

Three months ended March 26, 2005 compared with three months ended March 27, 2004

Revenue.  For the three months ended March 26, 2005, our revenues increased 49.6% to $83.7 million from $56.0 million for the same period in 2004. Revenues from work under Federal government contracts increased 52.2% to $81.9 million for the three months ended March 26, 2005 from $53.8 million for the same period in 2004. This increase was attributable to new contract awards, successful recompetition wins on existing programs, new contracts from acquisitions and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing. For the three months ended March 26, 2005, commercial and other revenues decreased 18.2% to $1.8 million from $2.2 million the same period in 2004. This decrease was attributable to our continued focus on opportunities for the Federal government.

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended March 26, 2005, direct costs increased 56.9% to $52.6 million from $33.5 million for the three months ended March 27, 2004. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 62.8% for the three months ended March 26, 2005 as compared to 59.9% for the three months ended March 27, 2004.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended March 26, 2005, indirect costs increased 36.2% to $23.6 million from $17.3 million for the same period in 2004. This $6.3 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs as well as the integration of Bridge Technology and SEI.

Depreciation.  For the three months ended March 26, 2005, depreciation remained flat at $0.6 million compared to the same period in 2004. As a percentage of revenue, depreciation was 0.7% for the three months ended March 26, 2005 as compared to 1.1% for the same period in 2004.

Amortization.  For the three months ended March 26, 2005, amortization of intangible assets increased to $0.5 million from $0.1 million for the same period in 2004.  This increase was attributed to the acquisition of Bridge Technology and SEI.

Income from operations.  For the three months ended March 26, 2005, income from operations increased 47.3% to $6.5 million from $4.4 million for the same period in 2004. This increase was attributable primarily to increased revenue. As a percentage of revenue, income from operations was 7.8% for the three months ended March 26, 2005 as compared to 7.9% for the same period in 2004.

Interest expense.  For the three months ended March 26, 2005, interest expense increased 105.4% to $1.1 million from $0.5 million for the same period in 2004. This increase was attributable primarily to increased borrowings under our credit facility made in connection with the acquisitions of Bridge Technology and SEI.  As a percentage of revenue, interest expense was 1.3% for the three months ended March 26, 2005 as compared to 1.0% for the same period in 2004.  We anticipate interest expense to remain at higher levels throughout fiscal year 2005 as compared to the same periods in 2004.

Provision for income taxes.  The provision for income tax was $2.1 million for the three months ended March 26, 2005, compared to a provision of $1.5 million for the comparable period in 2004.  Our first quarters of 2005 and 2004 tax provision, represents an estimated annual effective tax rate of 39.5%. Our estimated annual effective tax rate is greater than the federal statutory rate of 34% due primarily to state income taxes.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We have historically relied primarily on cash flow from operations, borrowings under our credit facility and from some of our stockholders and the sale of common and preferred stock to provide for our cash needs.

Net cash provided by operations was $9.5 million for the three months ended March 26, 2005 compared with $2.8 million for the three months ended March 27, 2004.  Cash provided by operations in the three months ended March 26, 2005 was attributable to net income of $3.2 million, depreciation, amortization, and other non-cash items of $1.2 million, and a decrease in working capital and other operating assets and liabilities of $5.1 million. Cash provided by operations in the three months ended March 27, 2004 was attributable to net income of $2.4 million, depreciation, amortization, deferred tax provision, and other non-cash items of $2.3 million, and offset by an increase in working capital and other operating assets and liabilities of $1.9 million.

Cash used in investing activities was $71.5 million for the three months ended March 26, 2005 compared with $66.5 million for the three months ended March 27, 2004.  During the three months ended March 26, 2005, we acquired SEI for $71.2 million, completed payments for Bridge Technology and MATCOM acquisitions of $0.1 million and $35,000, respectively and invested $0.2 million in capital assets.  During the three months ended March 27, 2004, we acquired MATCOM for $65.9 million and invested $0.6 million in capital assets.

Cash provided by financing activities was $68.5 million for the three months ended March 26, 2005, compared with $44.9 million for the three months ended March 27, 2004.  Cash provided by financing activities for the three months ended March 26, 2005 was attributable to $100.0 million of long term debt provided by our credit facility, $29.0 million in debt repayment, and $0.7 million provided by proceeds from the exercise of stock options, partially offset by $3.2 million of payments related to debt issuance costs and $25,000 of capital lease payments.  Cash provided by financing activities for the three months ended March 27, 2004 was attributable to $16.0 million net borrowings under our revolving line of credit and $30.0 million of long-term debt provided by our credit facility and $0.1 million provided by proceeds from the exercise of stock options, partially offset by $1.2 million of payments related to debt issuance costs and $35,000 of capital lease payments.

Cash and cash equivalents as of March 26, 2005 and December 25, 2004 were $12.3 million and $5.8 million, respectively.

Debt consists of the following (in thousands):

	March 26, 2005	December 25, 2004
Credit facilities:
Line of credit at December 25, 2004, bears interest at LIBOR plus 275 to 350 basis points or a specified base rate plus 170 to 250 basis points, interest due monthly, principal due January 21, 2008	$—	$28,954

Term loan at March 26, 2005, bears interest at LIBOR plus 225 to 250 basis points or a specified base rate plus 125 to 150 basis points, interest due monthly, twenty-three $250,000 consecutive quarterly principal payments starting on June 30, 2005, and a final $94 million principal payment on February 9, 2011	100,000	—
Total debt	$100,000	$28,954

In connection with the acquisition of Bridge Technology and SEI, we amended our credit facility to increase the borrowing capacity from $80 million to $160 million and extended the term to February 9, 2011.

The amended credit facility includes a $100 million term loan and a $60 million revolving credit facility. Under the term loan, we are required to make twenty-three $250,000 quarterly principal payments starting on June 30, 2005 and a final $94.25 million principal payment on February 9, 2011.

The amended credit facility permits us, subject to our compliance with financial and nonfinancial covenants and customary conditions, to make up to $60.0 million of revolving credit borrowings and also provides for the issuance of letters of credit, although the amount of available revolving credit borrowings is reduced by the amount of any outstanding letters of credit issued under the facility.

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

We currently anticipate that cash flow from operations and borrowings available under our new credit facility will be sufficient to meet our presently anticipated capital needs for at least the next twelve months, but may be insufficient to provide funds necessary for any future acquisitions we may make, whether during the next twelve months or thereafter. To the extent that we require additional funds, whether for acquisitions or otherwise, we may seek additional equity or debt financing. As of March 26, 2005, approximately $44.9 million was available under the Company’s shelf registration statement for the issuance of common stock, preferred stock, depositary shares, debt securities and warrants exercisable for common or preferred stock.

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

Revenue Recognition

Our accounting policy regarding revenue recognition complies with the following criteria: (1) a contract has been executed; (2) the contract price is fixed and determinable; (3) delivery of services or products has occurred; and

(4) collectibility of the contract price is considered probable and can be reasonably estimated. Compliance with these criteria may require us to make significant judgments and estimates.

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

Stock Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 25, 2004 and have adopted the interim disclosure provisions in our financial reports for the quarter ended March 26, 2005.  The disclosures determine compensation cost for the Company’s stock options based on SFAS No. 123, which reflects the fair value of each option estimated on the date of grant using the Black-Scholes option-pricing model.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company performed an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of March 26, 2005.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 26, 2005, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the three months ended March 26, 2005, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

Date:  May 3, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger among the Company, Link Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company, Matcom International Corporation, and the stockholders of Matcom International Corporation, dated as of December 17, 2003, as amended by the First Amendment to Agreement and Plan of Merger, dated as of January 21, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 28, 2004 and incorporated herein by reference). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission).

2.2

Agreement and Plan of Merger among the Company, Link Acquisition2 Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company, Bridge Technology Corporation, and the stockholders of Bridge Technology Corporation, dated as of November 30, 2004 (filed as Exhibit 2.2 to the Company’s Current Report on Form 10-K filed March 10, 2005 (the “2004 10-K”) and incorporated herein by reference). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission.)

2.3

Stock Purchase Agreement among the Company, SEI, and the stockholders of SEI dated January 12, 2005 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 1, 2005 and incorporated by reference). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission).

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

10.3	SI International, Inc. 2001 Service Award Stock Option Plan (filed as Exhibit 10.3 to the First Amendment and incorporated herein by reference).
10.4	1998 Stock Option Plan (filed as Exhibit 10.5 to the First Amendment and incorporated herein by reference).
10.5	Amended and Restated Credit Agreement (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).
10.6	Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.6 to the Third Amendment and incorporated herein by reference).
10.7	Executive Employment Agreement with Paul R. Brubaker (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 22, 2005 and incorporated herein by reference).

10.8	Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.8 to the Third Amendment and incorporated herein by reference).
10.9	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference).
10.10	Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.10 to the Third Amendment and incorporated herein by reference).
10.11	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
10.12	Consulting Services Agreement with Walter J. Culver (filed as Exhibit 10.12 to the 2004 10-K and incorporated herein by reference).
10.13	Non-Qualified Deferred Compensation Plan, as amended (filed as Exhibit 10.13 to the 2004 10-K and incorporated herein by reference).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

* Indicates filed herewith.