Form 10-Q
period 2005-06-25
SI INTERNATIONAL INC
filed 2005-08-03
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 25, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 1, 2005, there were 11,193,878 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 25, 2005	December 25, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,932	$5,754
Accounts receivable, net	74,463	65,710
Deferred tax asset	2,740	2,740
Other current assets	4,962	3,503
Total current assets	97,097	77,707
Property and equipment, net	4,536	4,971
Intangible assets, net	17,708	6,575
Other assets	5,681	2,142
Goodwill	173,876	120,712
Total assets	$298,898	$212,107
Liabilities and stockholders’ equity
Current liabilities:
Note Payable—Line of Credit	$—	$28,954
Current portion of long-term debt	1,000	—
Accounts payable	13,433	11,225
Accrued expenses and other current liabilities	20,089	15,314
Deferred revenue	—	289
Note payable – former owner of acquired business	2,280	—
Total current liabilities	36,802	55,782
Long-term debt, net of current portion	99,000	—
Note payable—former owner of acquired business	—	2,280
Deferred income tax	5,046	5,046
Other long-term liabilities	4,268	3,929
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 11,167,894 and 11,047,533 shares issued and outstanding as of June 25, 2005 and December 25, 2004, respectively	112	111
Additional paid-in capital	129,568	128,192
Deferred compensation	(133)	(208)
Retained earnings	24,235	16,975
Total stockholders’ equity	153,782	145,070
Total liabilities and stockholders’ equity	$298,898	$212,107

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Revenue	$95,983	$63,814	$179,700	$119,784
Costs and expenses:
Direct costs	58,598	38,801	111,201	72,330
Indirect costs	27,929	19,049	51,509	36,358
Depreciation and amortization	531	598	1,082	1,187
Amortization of intangible assets	611	192	1,068	306

Total operating expenses	87,669	58,640	164,860	110,181
Income from operations	8,314	5,174	14,840	9,603
Other income (expense)	14	—	(85)	—
Interest expense	(1,659)	(738)	(2,756)	(1,272)
Income before provision for income taxes	6,669	4,436	11,999	8,331
Provision for income taxes	2,633	1,752	4,739	3,291
Net income	$4,036	$2,684	$7,260	$5,040

Earnings per common share:
Basic net income per common share	$0.36	$0.32	$0.65	$0.60

Diluted net income per common share	$0.35	$0.30	$0.62	$0.56

Basic weighted-average shares outstanding	11,131	8,473	11,097	8,465
Diluted weighted-average shares outstanding	11,650	9,008	11,638	8,926

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Six Months Ended
	June 25, 2005	June 26, 2004
Cash flows from operating activities:
Net income	$7,260	$5,040
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,082	1,187
Amortization of intangible assets	1,068	306
Loss on disposal of fixed assets	9	—
Deferred income tax provision	—	1,371
Stock-based compensation	62	66
Amortization of deferred financing costs	288	226
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	3,724	(11,164)
Other current assets	(1,360)	(1,047)
Other assets	(658)	(502)
Accounts payable and accrued expenses	2,152	(671)
Deferred revenue	(289)	(49)
Other long term liabilities	934	1,223
Net cash provided by (used in) operating activities	14,272	(4,014)
Cash flows from investing activities:
Purchase of property and equipment, net	(333)	(803)
Cash paid for acquisition of MATCOM International Corp.	(82)	(66,065)
Cash paid for acquisition of Bridge Technology Corporation	(133)	—
Cash paid for acquisition of Shenandoah Electronic Intelligence, Inc., net of cash assumed	(73,758)	—
Net cash used in investing activities	(74,306)	(66,868)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,389	285
Proceeds from bank overdrafts	—	2,872
Net (repayments) borrowings under line of credit	(28,954)	16,000
Proceeds from long-term debt	100,000	30,000
Payments of debt issuance costs	(3,170)	(1,201)
Repayments of capital lease obligations	(53)	(70)
Net cash provided by financing activities	69,212	47,886
Net change in cash and cash equivalents	9,178	(22,996)
Cash and cash equivalents, beginning of period	5,754	23,252
Cash and cash equivalents, end of period	$14,932	$256
Supplemental disclosures of cash flow information:
Cash payments for interest	$1,916	$793
Cash payments for income taxes	$2,458	$2,788

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 25, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K for the year ended December 25, 2004.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

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

Reporting periods

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year, and our fiscal quarters end on the Saturday nearest but prior to the applicable quarterly month end.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  The fiscal quarters and six-month periods presented in this Form 10-Q include 13 weeks and 26 weeks, respectively.

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

Significant customers

Revenue generated from contracts with the Federal government or prime contractors doing business with the Federal government accounted for a significant percent of revenues in the fiscal quarter and six months ending June 25, 2005 and June 26, 2004.

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Department of Defense	44.2%	52.3%	46.2%	51.2%
Federal civilian agencies	54.3	44.3	52.0	45.1
Commercial entities	1.5	3.4	1.8	3.7

Total revenue	100.0%	100.0%	100.0%	100.0%

For the three and six months ended June 25, 2005 we had two contracts that generated more than 10% of our revenue.  Our C4I2SR contract with the U.S Air Force Space Command represented approximately 17.2% and 17.9% of our revenue, respectively.  Our SCOT contract with the Department of Homeland Security represented approximately 10.4% of revenue for the three months ended June 25, 2005.  We acquired this contract as part of our acquisition of Shenandoah Electronic Intelligence, Inc. (SEI).  The SCOT contract did not represent more than 10% of our revenue for the first six months of 2005, in part because our acquisition of SEI was not consummated until February 2005.  For the three and six months ended June 26, 2004, we had two contracts that generated more than 10% of our revenue.   Our C4I2SR contract with the U.S Air Force Space Command represented approximately 13.5% of revenue for the first three months of 2004 and 12.2% of revenue for the first six months of 2004.   Our National Visa Center contract with the Department of State represented approximately 9.7% of total revenue for the first three months of 2004 and 10.0% of total revenue for the first six months of 2004.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	June 25, 2005	December 25, 2004

Deferred loan costs	$4,908	$1,737
Accumulated amortization	(1,125)	(837)
	$3,783	$900

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at June 25, 2005 and December 25, 2004.

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 25, 2004 and has adopted the interim disclosure provisions for its financial reports for the quarter and six months ended June 25, 2005.

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Net income - as reported	$4,036	$2,684	$7,260	$5,040
Add: total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of tax	19	20	38	40
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of tax	(734)	(516)	(1,376)	(1,039)

Net income - pro forma	$3,321	$2,188	$5,922	$4,041

Basic earnings per share - as reported	$0.36	$0.32	$0.65	$0.60

Diluted earnings per share - as reported	$0.35	$0.30	$0.62	$0.56

Basic earnings per share - pro forma	$0.30	$0.26	$0.53	$0.48

Diluted earnings per share - pro forma	$0.29	$0.24	$0.51	$0.45

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

The following details the computation of net income per common share (in 000s):

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Net Income - Basic and Diluted	$4,036	$2,684	$7,260	$5,040

Weighted average share calculation:

Basic weighted average shares outstanding	11,131	8,473	11,097	8,465
Treasury stock effect of stock options	519	535	541	461

Diluted weighted average shares outstanding	11,650	9,008	11,638	8,926

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

3.                                      Acquisitions:

On February 9, 2005, we completed the purchase of Shenandoah Electronic Intelligence, Inc. (SEI). SEI is a provider of critical business process outsourcing primarily for the Department of Homeland Security (DHS). SEI’s services include: data and records management; applications processing; file and mail management; analytical support services; and secure optical card processing.

As a result of this acquisition, we gained approximately 1,700 additional employees and increased our leased space to 28 offices and three warehouses at various U.S. locations for an aggregate of approximately 536,263 square feet in 15 states (including approximately 27,090 square feet that are sub-leased through the remaining terms of our primary leases).

Under the terms of the definitive stock purchase agreement, we acquired SEI for $75 million in cash, subject to certain adjustments totaling approximately $0.6 million. The transaction was funded through cash-on-hand and borrowings from a new $160 million credit facility, which replaced the Company’s previous $80 million credit facility.  The purchase price is subject to adjustment as a result of certain tax elections. The definitive stock purchase agreement also provides that the SEI stockholders will retain certain non-operating assets and contingent accounts receivable.

Approximately $53.3 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired, and approximately $12.2 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The $53.3 million allocated to goodwill takes into account an adjustment of approximately $1.4 million recorded during the second quarter of fiscal 2005. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining life of 14 years.

The total purchase price paid, including transaction costs of $1.0 million, has been preliminarily allocated as follows (in thousands):

Cash	$2,958
Accounts receivable	12,093
Prepaid expense and other current assets	353
Property and equipment	331
Accounts payable & accrued expenses	(4,678)
Contractual customer relationships	12,200
Goodwill	53,316
Total consideration	$76,573

On December 20, 2004, the Company completed the purchase of Bridge Technology Corporation, a provider of information technology and information management. The acquisition supports the company’s strategic growth plan to broaden its customer base into the intelligence agencies, and strengthen its portfolio of mission-critical solutions. Under the terms of the acquisition agreement, the Company acquired Bridge Technology for $30 million, subject to working capital and other adjustments totaling approximately $1.7 million. Of the purchase price, $29.4 million was paid in cash and the $2.3 million was held as note payable to be paid in June, 2006. Approximately $26.1 million of the purchase consideration has been allocated to goodwill, and approximately $2.2 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining life of 6 years.

On January 21, 2004, the Company completed the purchase of MATCOM International Corp., a provider of information technology, systems engineering, logistics, and training. Under the terms of the merger agreement, the Company acquired MATCOM for $65.8 million. Approximately $54.6 million of the purchase consideration has been allocated to goodwill, and approximately $5.0 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining life of 11 years.

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the three and six months ended June 25, 2005 and June 26, 2004 as if the above described acquisitions had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual results that would actually have occurred if the combination had been in effect for the three and six months ended June 25, 2005 and June 26, 2004.

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Revenue	$95,983	$87,199	$188,126	$168,057
Net income	$4,036	$2,858	$7,240	$6,259
Diluted earnings per share	$0.35	$0.32	$0.62	$0.70

In accordance with the purchase accounting method, the operations of the MATCOM, Bridge Technology and SEI have been included in the Company’s statements of operations since the respective dates of acquisition.

4.                                      Accounts receivable:

Accounts receivable consists of the following (in thousands):

	June 25, 2005	December 25, 2004

Billed accounts receivable	$39,552	$33,247
Unbilled accounts receivable:
Currently billable	30,232	26,400
Unbilled retainages and milestone payments expected to be billed within the next 12 months	5,336	5,714
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	1,593	1,493
Total unbilled accounts receivable	37,161	33,607
Allowance for doubtful accounts	(2,250)	(1,144)
Accounts receivable, net	$74,463	$65,710

The currently billable amounts included as unbilled accounts receivable as of June 25, 2005 represent amounts that are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

5.                                      Property and equipment:

Property and equipment consist of the following (in thousands):

	June 25, 2005	December 25, 2004
Computers and equipment	$8,392	$8,007
Software	2,020	1,904
Furniture and fixtures	1,617	1,576
Leasehold improvements	1,168	1,086
	13,197	12,573
Less—Accumulated depreciation and amortization	(8,661)	(7,602)
Property and equipment, net	$4,536	$4,971

Property and equipment includes assets financed under capital lease obligations of approximately $248,000 and $332,000, net of accumulated amortization, as of June 25, 2005 and December 25, 2004, respectively.

6.                                      Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 25, 2005	December 25, 2004

Accrued vacation	$6,538	$4,955
Accrued compensation	5,578	3,550
Accrued bonus	3,146	2,875
Other accrued liabilities	4,827	3,934
Accrued expenses and other current liabilities	$20,089	$15,314

7.                                      Debt:

Debt, which is included in current and long term liabilities in the accompanying balance sheets, consists of the following (in thousands):

	June 25, 2005	December 25, 2004
Credit facilities:
Line of credit at December 25, 2004, bears interest at LIBOR plus 275 to 350 basis points or a specified base rate plus 170 to 250 basis points, interest due monthly, principal due January 21, 2008	$—	$28,954

Term loan at June 25, 2005, bears interest at LIBOR plus 225 to 250 basis points or a specified base rate plus 125 to 150 basis points, interest due monthly, twenty-three $250,000 consecutive quarterly principal payments starting on June 30, 2005, and a final $94.25 million principal payment on February 9, 2011	100,000	—

Total debt	$100,000	$28,954

* Excludes $2.3 million note payable in connection with the Bridge Technology acquisition as described below.

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

In connection with the amended credit facility, the Company incurred financing costs of $3.2 million. Such costs were capitalized as deferred financing costs on the balance sheet and are being amortized over the six year term of the new credit facility.  As of June 25, 2005, the amounts outstanding under the term loan bore interest at LIBOR plus 250 basis points.

In connection with the Bridge Technology acquisition, the Company also has an outstanding note payable in the amount of $2.3 million, to be paid in June 2006, which is included in the accompanying balance sheet as Note payable – former owner of acquired business.

8.                                      Commitments and contingencies:

Leases

As of June 25, 2005, the Company had noncancelable operating leases, primarily for real estate, that expire over the next ten years. Rental expense during the quarter ended June 25, 2005 was approximately $1.9 million, compared to rental expense of approximately $1.6 million during the quarter ended June 26, 2004.

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

9.                                      Stockholders’ equity:

Stock option plan

In 2002, the Company adopted the 2002 Stock Incentive Plan, or the Plan to grant stock options to purchase up to 1,600,000 shares of its common stock to its employees and employees of its affiliates.  In March 2004, the Board of Directors increased the number of reserved shares by 160,000, so that the total number of reserved shares totaled 1,760,000.  In March 2005, the Board of Directors increased the number of reserved shares by an additional 160,000 so that the total number of reserved shares totals 1,920,000.  Further, in March 2005, the Board of Directors authorized the acceleration of vesting of certain stock awards under the Plan upon the occurrence of certain change of control events.  With this change, future stock awards may include provisions for acceleration of vesting upon the occurrence of certain change of control events.  The Board of Directors also authorized the amendment of certain prior stock option awards issued under the Plan such that the exercise price of each such award was greater than or equal to the closing market price of our common stock on Nasdaq as of March 11, 2005.  With respect to such designated prior stock option awards, the Board of Directors authorized an amendment to the stock option award to provide for the acceleration of vesting upon the occurrence of certain change of control events.

In April 2005, the Board of Directors voted to adopt the 2002 Amended and Restated Omnibus Stock Incentive Plan (the “Amended and Restated Plan”) and recommended the Amended and Restated Plan to the Company’s stockholders for approval at the annual meeting of stockholders held in June 2005.  The Amended and Restated Plan amends and restates the Plan by (i) increasing the number of shares of common stock reserved and available under the Plan by 1,000,000 shares, (ii) permitting the grant of deferred shares, performance shares and performance units, (iii) prohibiting repricing of options without prior stockholder approval, (iv) limiting the number of shares of common stock and performance units subject to awards a participant may receive in any calendar year to 300,000 and 500,000, respectively, and adding other administrative provisions to comply with the performance-based compensation exception to the deduction limit of Section 162(m) of the Internal Revenue Code of 1986, as amended; (v) eliminating the provision that previously provided for an automatic increase in the number of shares reserved for issuance under the Amended and Restated Plan each fiscal year by a number equal to the lesser of 160,000 shares and an amount determined by the Board of Directors, (vi) providing that non-qualified stock option grants will be priced at one hundred percent (100%) of fair market value; (vii) providing for minimum vesting periods of stock bonus awards, restricted common stock awards, stock appreciation rights, deferred shares, and other stock awards subject to the possible acceleration of the vesting schedule at the discretion of the administrator; (viii) providing that future amendments to the Amended and Restated Plan that increase the number of shares allocated, modify participation requirements, or materially increase benefits accruing to the participants under the Plan will be subject to stockholder approval; and (ix) making other technical changes to the Plan.

During the fiscal quarter ended June 25, 2005, the Amended and Restated Plan was approved by our stockholders.  As of June 25, 2005, the Company had issued and outstanding 1,536,459 stock options, and had 147,682 shares previously exercised pursuant to stock option grants, for a total of 1,684,141 shares exercised or stock options issued and outstanding under the Amended and Restated Plan against a ceiling of 2,920,000 shares of common stock authorized under this plan.  As of June 25, 2005, the Company has issued and outstanding 127,022 stock options under stock option plans other than the Amended and Restated Plan.  All such grants were made prior to the Company’s initial public offering in November 2002, and no further grants will be made under these plans.

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

Our fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year, and our fiscal quarter end on the Saturday nearest but prior to the applicable quarterly month end.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  The fiscal quarters and six-month periods presented in this Form 10-Q include 13 weeks and 26 weeks, respectively.

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

In the three and six months ended June 25, 2005, we received 98.5% and 98.2%, respectively, of our revenues from services we provided to various departments and agencies of the Federal government and 1.5% and 1.8%, respectively, of our total revenues from work performed for commercial entities. In comparison, for the three months and six months ended June 26, 2004, we received 96.5% and 96.3%, respectively, of our revenues from services we provided to Federal government agencies and 3.5% and 3.7%, respectively, of total revenues from work performed for commercial entities.  The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense includes revenue generated from work performed under engagements for both the Department of Defense and the intelligence community.

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Department of Defense	44.2%	52.2%	46.2%	51.2%
Federal civilian agencies	54.3%	44.3%	52.0%	45.1%
Commercial entities	1.5%	3.5%	1.8%	3.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Prime contract revenue	73.6%	80.4%	74.9%	79.9%
Subcontract revenue	26.4%	19.6%	25.1%	20.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our services are provided under three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Cost reimbursable	27.0%	26.8%	27.9%	25.6%
Time and materials	45.2%	48.0%	45.6%	49.0%
Fixed price	27.8%	25.2%	26.5%	25.4%
Total	100.0%	100.0%	100.0%	100.0%

Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract, and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. In general, cost reimbursable contracts are the least profitable of our government contracts. In the three months and six months ended June 25, 2005, 27.0% and 27.9%, respectively, of our revenues were derived from cost reimbursable contracts.  In the three and six months ended June 26, 2004, 26.8% and 25.6%, respectively, of our revenues were derived from cost reimbursable contracts.

Under time and materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time and materials contract are higher or lower than the billing rates under the contract, our profit under the contract may be either greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time and materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts. In the three and six months ended June 25, 2005, 45.2% and 45.6%, respectively, of our revenues were derived from time and materials contracts.  In the three and six months ended June 26, 2004, 48.0% and 49%, respectively, of our revenues were derived from time and material contracts.

Under fixed price contracts, we perform specific tasks for a fixed price. Compared to cost reimbursable and time and materials contracts, fixed price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed price contracts may include either a product delivery or specific service performance over a defined period.  Revenue on fixed price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis.  These contracts are generally less than six months in duration.  For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.  In the three and six months ended June 25, 2005, 27.8% and 26.5%, respectively, of our revenues were derived from fixed price contracts.   In the three and six months ended June 26, 2004, 25.2% and 25.4%, respectively, of our revenues were derived from fixed price contracts.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percent of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	61.1	60.8	61.9	60.4
Indirect costs	29.1	29.9	28.7	30.3
Depreciation	0.6	0.9	0.6	1.0
Amortization	0.6	0.3	0.6	0.3
Total operating expenses	91.4	91.9	91.8	92.0
Income from operations	8.6	8.1	8.2	8.0

Interest expense	(1.7)	(1.2)	(1.5)	(1.1)

Income before provision for income taxes	6.9	6.9	6.7	6.9
Provision for income taxes	2.7	2.7	2.7	2.7
Net income	4.2%	4.2%	4.0%	4.2%

Three months ended June 25, 2005 compared with three months ended June 26, 2004

Revenue.  For the three months ended June 25, 2005, our revenues increased 50.4% to $96.0 million from $63.8 million for the three months ended June 26, 2004. Revenues from work under Federal Government contracts increased 53.5% to $94.5 million for the three months ended June 26, 2004 from $61.6 million for the three months ended June 26, 2004. This increase was attributable to the acquisitions of MATCOM, Bridge Technology and SEI, new contract awards, successful recompetition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  Commercial revenues decreased 34.1% to $1.5 million in the three months ended June 25, 2005 from $2.2 million in the three months ended June 26, 2004.  This decrease was attributable to our continued focus on opportunities for the Federal government.

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended June 25, 2005, direct costs increased 51.0% to $58.6 million from $38.8 million for the three months ended June 26, 2004. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 61.1% for the three months ended June 25, 2005 as compared to 60.8% for the three months ended June 26, 2004.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended June 25, 2005, indirect costs increased 46.6% to $27.9 million from $19.0 million for the three months ended June 26, 2004.  This $8.9 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs as well as the integration of

Bridge Technology and SEI.  As a percentage of revenue, indirect costs were 29.1% for the three months ended June 25, 2005 as compared to 29.9% for the three months ended June 26, 2004.

Depreciation. For the three months ended June 25, 2005, depreciation expense decreased 11.2% to $0.5 million from $0.60 million for the three months ended June 26, 2004.  As a percentage of revenue, depreciation expense was 0.6% for the three months ended June 25, 2005 compared to 0.9% for the three months ended June 26, 2004.

Amortization of intangible assets. For the three months ended June 25, 2005, amortization of intangible assets was $0.6 million, compared to $0.2 million for the three months ended June 26, 2004.  This increase was attributed to the acquisition of Bridge Technology and SEI.  The contractual customer relationships are being amortized using an accelerated method over their estimated remaining lives.

Income from operations.  For the three months ended June 25, 2005, income from operations increased 60.7% to $8.3 million from $5.2 million for the three months ended June 26, 2004. This increase was attributable primarily to increased revenues.  As a percentage of revenue, income from operations was 8.6% for the three months ended June 25, 2005 compared to 8.1% for the three months ended June 26, 2004.

Interest expense.  Interest expense increased 124.8% to $1.66 million for the three months ended June 25, 2005 from $0.74 million for the three months ended June 26, 2004. This increase was attributable primarily to increased borrowings under our credit facility made in connection with the acquisitions of Bridge Technology and SEI.  As a percentage of revenue, interest expense was 1.7% for the three months ended June 25, 2005 as compared to 1.2% for the three months ended June 26, 2004.  We anticipate interest expense to remain at higher levels throughout fiscal year 2005 as compared to the same periods in 2004.

Provision for/benefit from income taxes.  The provision for income tax was $2.6 million in the three months ended June 25, 2005, compared to $1.8 million for the three months ended June 26, 2004.   Our second quarters of 2005 and 2004 tax provision, represents an estimated annual effective tax rate of 39.5%. Our estimated annual effective tax rate is greater than the federal statutory rate of 34% due primarily to state income taxes.

Six months ended June 25, 2005 compared with six months ended June 26, 2004

Revenue.  For the six months ended June 25, 2005, our revenues increased 50.0% to $179.7 million from $119.8 million for the six months ended June 26, 2004. Revenues from work under Federal Government contracts increased 52.9% to $176.4 million for the six months ended June 25, 2005 from $115.4 million for the six months ended June 26, 2004. This increase was attributable to the acquisitions of MATCOM, Bridge Technology and SEI, new contract awards, successful recompetition wins on existing programs, new contracts from, and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  Commercial revenues decreased 25.0% to $3.3 million in the six months ended June 25, 2005 from $4.4 million in the six months ended June 26, 2004.  The decrease was attributable primarily to increase in our focus on Federal Government support..

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the six months ended June 25, 2005, direct costs increased 53.7% to $111.2 million from $72.3 million for the six months ended June 26, 2004. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 61.9% for the six months ended June 25, 2005 as compared to 60.4% for the six months ended June 26, 2004.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the six months ended June 25, 2005, indirect costs increased 41.7% to $51.5 million from $36.4 million for the six months ended June 26, 2004.  This $15.1 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs as well as the integration of Bridge Technology and SEI.  As a percentage of revenue, indirect costs were 28.7% for the six months ended June 25, 2005 as compared to 30.3% for the six months ended June 26, 2004.

Depreciation. For the six months ended June 25, 2005 was $1.1 million as compared to $1.2 million for the six months ended June 26, 2004.  As a percentage of revenue, depreciation expense was 0.6% for the six months ended June 25, 2005 compared to 1.0% for the six months ended June 26, 2004.

Amortization of intangible assets. For the six months ended June 25, 2005, amortization of intangible assets was $1.1 million, compared to $0.3 million for the six months ended June 26, 2004.  This increase was attributed to the acquisition of Bridge Technology and SEI.  The contractual customer relationships are being amortized using an accelerated method over their estimated remaining lives.

Income from operations.  For the six months ended June 25, 2005, income from operations increased 54.5% to $14.8 million from $9.6 million for the six months ended June 26, 2004. This increase was attributable primarily to the higher revenue.  As a percentage of revenue, income from operations was 8.2% for the six months ended June 25, 2005 compared to 8.0% for the six months ended June 26, 2004.

Interest expense.  Interest expense increased 116.7% to $2.76 million for the six months ended June 25, 2005 from $1.27 million for the six months ended June 26, 2004. This increase was attributable primarily to increased borrowings under our credit facility made in connection with the acquisitions of Bridge Technology and SEI.  As a percentage of revenue, interest expense was 1.5% for the six months ended June 25, 2005 as compared to 1.1% for the six months ended June 26, 2004.  We anticipate interest expense to remain at higher levels throughout fiscal year 2005 as compared to the same periods in 2004.

Provision for/benefit from income taxes.  The provision for income tax was $4.7 million in the six months ended June 25, 2005, compared to $3.3 million for the six months ended June 26, 2004.   Our first and second quarters of 2005 and 2004 tax provision, represents an estimated annual effective tax rate of 39.5%. Our estimated annual effective tax rate is greater than the federal statutory rate of 34% due primarily to state income taxes.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We have historically relied primarily on cash flow from operations, borrowings under our credit facility and from some of our stockholders and the sale of common and preferred stock to provide for our cash needs.

Net cash provided by operations was $14.3 million for the six months ended June 25, 2005 compared with net cash used in operations of $4.0 million for the six months ended June 26, 2004.  Cash provided by operations in the six months ended June 25, 2005 was attributable to net income of $7.3 million, depreciation, amortization, and other non-cash items of $2.5 million, and a decrease in working capital and other operating assets and liabilities of $4.5 million. Cash used in operations in the six months ended June 26, 2004 was attributable to net income of $5.0 million, depreciation, amortization and other non-cash items of $3.2 million, offset by an increase in net operating assets by $12.2 million.

Cash used in investing activities was $74.3 million for the six months ended June 25, 2005 compared with $66.9 million for the six months ended June 26, 2004.  For the six months ended June 25, 2005, we acquired SEI, net of cash assumed, for $73.8 million and paid additional cash for the acquisitions of Bridge Technologies and MATCOM of $0.1 million and $0.1 million, respectively.  We also invested $0.3 million in capital assets.  For the six months ended June 26, 2004, we acquired MATCOM for $66.1 million, including certain transaction costs, and invested $0.8 million in capital assets.

Cash provided by financing activities was $69.2 million for the six months ended June 25, 2005, compared with $47.9 million for the six months ended June 26, 2004.  Cash provided by financing activities for the six months ended June 25, 2005 was attributable to $100.0 million of long term debt provided by our credit facility and $1.4 million provided by proceeds from the exercise of stock options, partially offset by $29.0 million curtailment of our line of credit, $3.2 million of payments related to debt issuance costs and $53,000 of capital lease payments.  Cash provided by financing activities for the six months ended June 26, 2004 was attributable to $16.0 million net borrowings under our revolving line of credit and $30.0 million of long-term debt provided by our credit facility, $2.9 million from bank overdrafts, and $0.3 million provided by proceeds from the exercise of stock options, partially offset by $1.2 million repayments of debt issuance fees, and $70,000 of capital lease payments.

Cash and cash equivalents as of June 25, 2005 and December 25, 2004 were $14.9 million and $5.8 million, respectively.

Debt consists of the following (in thousands):

	June 25, 2005	December 25, 2004
Credit facilities:
Line of credit at December 25, 2004, bears interest at LIBOR plus 275 to 350 basis points or a specified base rate plus 170 to 250 basis points, interest due monthly, principal due January 21, 2008	$—	$28,954

Term loan at June 25, 2005, bears interest at LIBOR plus 225 to 250 basis points or a specified base rate plus 125 to 150 basis points, interest due monthly, twenty-three $250,000 consecutive quarterly principal payments starting on June 30, 2005, and a final $94.25 million principal payment on February 9, 2011	100,000	—

Total debt	$100,000	$28,954

* Excludes $2.3 million note payable in connection with the Bridge Technology acquisition as described below.

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

The amended credit facility permits us, subject to our compliance with financial and nonfinancial covenants and customary conditions, to make up to $60 million of revolving credit borrowings and also provides for the issuance of letters of credit, although the amount of available revolving credit borrowings is reduced by the amount of any outstanding letters of credit issued under the facility.

Any borrowings outstanding under the amended credit facility will, at our option, bear interest either at floating rates equal to LIBOR plus a spread ranging from 200 to 275 basis points or a specified base rate plus a spread ranging from 100 to 175 basis points, with the exact spread determined upon the basis of our ratio of outstanding indebtedness to our earnings before interest, taxes, and depreciation and amortization expense, as defined in the new credit facility.  As of June 25, 2005, the amounts outstanding under the term loan bore interest at LIBOR plus 250 basis points.

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

We currently anticipate that cash flow from operations and borrowings available under our new credit facility will be sufficient to meet our presently anticipated capital needs for at least the next twelve months, but may be insufficient to provide funds necessary for any future acquisitions we may make, whether during the next twelve months or thereafter. To the extent that we require additional funds, whether for acquisitions or otherwise, we may seek additional equity or debt financing.  As of June 25, 2005, approximately $44.9 million was available under the Company’s shelf registration statement for the issuance of common stock, preferred stock, depositary shares, debt securities and warrants exercisable for common or preferred stock.

In connection with the Bridge Technology acquisition, the Company also has an outstanding note payable in the amount of $2.3 million, to be paid in June 2006, which is included in the accompanying balance sheet as a Note payable. – former owner of acquired business.

Financial data for all of our subsidiaries are included in our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 25, 2005, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues, or expenses, result of operations, liquidity, capital expenditures, or capital resources.

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

Stock Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 25, 2004 and have adopted the interim disclosure provisions in our financial reports for the quarter ended June 25, 2005.  The disclosures determine compensation cost for the Company’s stock options based on SFAS No. 123, which reflects the fair value of each option estimated on the date of grant using the Black-Scholes option-pricing model.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facility.  Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations.  As part of this strategy, we may use interest rate swap arrangements to manage or hedge our interest rate risk.

As of June 25, 2005, we had $100 million outstanding under our credit facility.  A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $250,000 for the three months ended June 25, 2005.

In addition, historically, our investment positions have been relatively small and short-term in nature. We have typically made investments in a fund with an effective average maturity of fewer than 40 days and a portfolio make-up consisting primarily of commercial paper and notes, variable rate instruments, and, to a lesser degree, overnight securities and bank instruments.  Since our initial public offering, the Board of Directors approved an investment policy that requires us to invest in relatively short-term, high quality, and high liquidity obligations.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company performed an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of June 25, 2005.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 25, 2005, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the three months ended June 25, 2005, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters To a Vote of Security Holders

During the fiscal quarter ended June 25, 2005, we submitted certain matters to a vote of our stockholders through the notice of annual meeting of stockholders and the solicitation of proxies related thereto.  The proxy materials related to the Registrant’s Second Annual Meeting of Stockholders were distributed on or about May 1, 2005 and the annual meeting of stockholders was held on June 16, 2005, in Reston, Virginia.  As of the record date prior to such meeting, 11,119,850 shares of the Registrant’s common stock were outstanding and entitled to vote at the meeting.  At the annual stockholders meeting on June 16, 2005, 10,295,643 shares of the Registrant’s common stock were present in person or by proxy, representing 92.59% of the outstanding shares of common stock of the Registrant.

The following sets forth the matters presented for a vote by the stockholders and the votes cast for, withheld, abstained, and broker non-votes:

Matter	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
(1) Election of Mr. James E. Crawford III as a Class III director with a term serving until the 2008 Annual Meeting	9,231,511	1,064,132	0	0
(2) Election of Walter C. Florence as a Class III director with a term serving until the 2008 Annual Meeting	9,325,330	970,313	0	0
(3) Ratification of the appointment of Ernst & Young LLP as our independent auditors for the current fiscal year	10,249,797	39,036	6,810	0
(4) Approval of the 2002 Amended and Restated Omnibus Stock Incentive Plan	7,545,076	1,378,674	29,528	1,342,365

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

Date:  August 3, 2005

INDEX TO EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger among the Company, Link Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company, MATCOM International Corp., and the stockholders of MATCOM International Corp., dated as of December 17, 2003, as amended by the First Amendment to Agreement and Plan of Merger, dated as of January 21, 2004 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 28, 2004 and incorporated herein by reference). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission).

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

2.3

Stock Purchase Agreement among the Company, Shenandoah Electronic Intelligence, Inc. (“SEI”), and the stockholders of SEI dated January 12, 2005 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 1, 2005 and incorporated by reference). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission).

3.1

Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964) filed on October 25, 2002 (the “Third Amendment”) and incorporated herein by reference).

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

10.14

SI International, Inc. 2002 Amended and Restated Omnibus Stock Incentive Plan (filed as Annex B to the Company’s Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Stockholders and incorporated herein by reference).

10.15

Form of SI International, inc. Stock Option Agreement Evidencing Grant of Stock Options Under the SI International, inc. 2002 Stock Inventive Plan, Including Notice of Stock Option Grant (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 17, 2005 and incorporated herein by reference).

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

* Indicates filed herewith.