Form 10-Q/A
period 2005-06-25
SI INTERNATIONAL INC
filed 2005-10-28
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)   ☐Yes  ☒ No

As of August 2, 2005, there were 8,483,512 shares outstanding of the registrant’s common stock.

Explanatory Note

On August 3, 2005, SI International, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for its fiscal quarter ended June 25, 2005 (the “Form 10-Q”). The Company is filing this Amendment No. 1 to its Form 10-Q solely to include in paragraph 4 of the Rule 13a-14(a) certification of the Company’s Chief Financial Officer and Treasurer certain statements regarding internal controls over financial reporting that were inadvertently omitted from the certification previously filed.

Rule 12b-15 under the Exchange Act provides that any amendment to a report required to include certifications specified in Rule 13a-14(a) must include new certifications of the principal executive officer and principal financial officer and that any amendment to a report required to be accompanied by certifications specified in Rule 13a-14(b) must be accompanied by new certifications of the principal executive officer and principal financial officer. As a result, we have included as Exhibit 31.1, new certifications of the Company’s President and Chief Executive Officer, and as Exhibit 32.1, new certifications of the Company’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer, even though these certifications remain unchanged from the certifications initially filed with the Form 10-Q.

This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q and, other than the filing of the aforementioned certification, does not modify or update the disclosure in the original Form 10-Q in any way.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI INTERNATIONAL, INC.

/s/ THOMAS E. DUNN
Thomas E. Dunn
Executive Vice President and
Chief Financial Officer

Date:  October 28, 2005

 INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

* Indicates filed herewith.