Form 10-Q
period 2005-09-24
SI INTERNATIONAL INC
filed 2005-11-02
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 24, 2005

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

As of October 25, 2005, there were 11,290,912 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 24, 2005	December 25, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,443	$5,754
Accounts receivable, net	80,052	65,710
Other current assets	8,228	6,243
Total current assets	114,723	77,707
Property and equipment, net	5,329	4,971
Intangible assets, net	17,096	6,575
Other assets	5,680	2,142
Goodwill	174,056	120,712
Total assets	$316,884	$212,107
Liabilities and stockholders’ equity
Current liabilities:
Note Payable—Line of Credit	$—	$28,954
Current portion of long–term debt	1,000	—
Accounts payable	18,192	11,225
Accrued expenses and other current liabilities	26,123	15,314
Deferred revenue	—	289
Note payable – former owner of acquired business	2,280	—
Total current liabilities	47,595	55,782
Long-term debt, net of current portion	98,750	—
Note payable—former owner of acquired business	—	2,280
Other long-term liabilities	9,450	8,975
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 11,279,825 and 11,047,533 shares issued and outstanding as of September 24, 2005 and December 25, 2004, respectively	113	111
Additional paid-in capital	132,267	128,192
Deferred compensation	(103)	(208)
Retained earnings	28,812	16,975
Total stockholders’ equity	161,089	145,070
Total liabilities and stockholders’ equity	$316,884	$212,107

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Revenue	$101,775	$72,926	$281,475	$192,710
Costs and expenses:
Direct costs	62,743	49,106	173,944	121,435
Indirect costs	28,723	17,615	80,231	53,974
Depreciation and amortization	504	516	1,586	1,704
Amortization of intangible assets	612	171	1,680	477

Total operating expenses	92,582	67,408	257,441	177,590
Income from operations	9,193	5,518	24,034	15,120
Other income (expense)	64	(62)	(22)	(62)
Interest expense	(1,690)	(693)	(4,446)	(1,964)
Income before provision for income taxes	7,567	4,763	19,566	13,094
Provision for income taxes	2,989	1,881	7,729	5,172

Net income	$4,578	$2,882	$11,837	$7,922

Earnings per common share:
Basic net income per common share	$0.41	$0.34	$1.06	$0.94

Diluted net income per common share	$0.39	$0.33	$1.02	$0.89

Basic weighted-average shares outstanding	11,227	8,483	11,140	8,471
Diluted weighted-average shares outstanding	11,698	8,840	11,595	8,897

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Nine Months Ended
	September 24, 2005	September 25, 2004
Cash flows from operating activities:
Net income	$11,837	$7,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,586	1,704
Amortization of intangible assets	1,680	477
Income tax benefit for stock option exercises	1,179	—
Stock-based compensation	93	98
Amortization of deferred financing costs	513	343
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,865)	(4,025)
Other current assets	(1,896)	919
Other assets	(823)	(543)
Accounts payable and accrued expenses	12,788	1,325
Deferred revenue	(289)	(3,058)
Other long term liabilities	1,180	1,507
Net cash provided by operating activities	25,983	6,669
Cash flows from investing activities:
Purchase of property and equipment	(1,537)	(1,050)
Cash paid for acquisition of MATCOM International Corp.	(82)	(66,086)
Cash paid for acquisition of Bridge Technology Corporation	(197)	—
Cash paid for acquisition of Shenandoah Electronic Intelligence, Inc., net of cash assumed	(73,874)	—
Net cash used in investing activities	(75,690)	(67,136)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,910	390
Net (repayments) borrowings under line of credit	(28,954)	16,000
Proceeds from long-term debt	100,000	30,000
Repayments of long-term debt	(250)	(3,000)
Payments of debt issuance costs	(3,231)	(1,202)
Repayments of capital lease obligations	(79)	(109)
Net cash provided by financing activities	70,396	42,079
Net change in cash and cash equivalents	20,689	(18,388)
Cash and cash equivalents, beginning of period	5,754	23,252
Cash and cash equivalents, end of period	$26,443	$4,864
Supplemental disclosures of cash flow information:
Cash payments for interest	$3,465	$1,368
Cash payments for income taxes	$3,045	$4,817
Purchases of assets under capital lease	$126	$—

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 24, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K for the year ended December 25, 2004.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

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

Reporting periods

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year, and our fiscal quarters end on the Saturday nearest but prior to the applicable quarterly month end.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  The fiscal quarters and nine-month periods presented in this Form 10-Q include 13 weeks and 39 weeks, respectively.

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

Significant customers

Revenue generated from contracts with the Federal government or prime contractors doing business with the Federal government accounted for a significant percent of revenues in the fiscal quarter and nine months ending September 24, 2005 and September 25, 2004.

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004

Department of Defense	46.8%	53.2%	46.6%	52.0%
Federal civilian agencies	51.5	42.9	51.6	44.3
Commercial entities	1.7	3.9	1.8	3.7

Total revenue	100.0%	100.0%	100.0%	100.0%

For the three and nine months ended September 24, 2005 we had one contract that generated more than 10% of our revenue.  For the three and nine months ended September 24, 2005, our C4I2TSR contract with the U.S Air Force Space Command represented approximately 19.4% and 18.0% of our revenue, respectively.  The C4I2TSR contract represented approximately 21.0% of our revenue for the three months ended September 25, 2004 and 15.5% of revenue for the first nine months of 2004.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	September 24, 2005	December 25, 2004

Deferred loan costs	$4,968	$1,737
Accumulated amortization	(1,350)	(837)
	$3,618	$900

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at September 24, 2005 and December 25, 2004.

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 25, 2004 and has adopted the interim disclosure provisions for its financial reports for the quarter and nine months ended September 24, 2005.

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004

Net income - as reported	$4,578	$2,882	$11,837	$7,922
Add: total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of tax	19	19	56	59
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of tax	(790)	(528)	(2,166)	(1,567)
Net income - pro forma	$3,807	2,373	$9,727	6,414

Basic earnings per share - as reported	$0.41	0.34	$1.06	0.94

Diluted earnings per share - as reported	$0.39	0.33	$1.02	0.89

Basic earnings per share - pro forma	$0.34	0.28	$0.87	0.76

Diluted earnings per share - pro forma	$0.33	0.27	$0.84	0.72

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

The following details the computation of net income per common share (in 000s):

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004

Net Income - Basic and Diluted	$4,578	$2,882	$11,837	$7,922

Weighted average share calculation:

Basic weighted average shares outstanding	11,227	8,483	11,140	8,471
Treasury stock effect of stock options	471	357	455	426

Diluted weighted average shares outstanding	11,698	8,840	11,595	8,897

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

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109.  The proposed Interpretation (if adopted in its current form) would apply to all open tax positions accounted for in accordance with FAS 109, Accounting for Income Taxes, including those acquired in business combinations.  Under the proposed Interpretation, the recognition of a tax benefit would occur when it is “probable” that the position would be sustained upon audit.  The proposed Interpretation refers to FASB Statement No. 5, Accounting for Contingencies, definition of “probable,” which represents a level of assurance that is substantially higher than “more likely than not.”  The Board noted that, in determining if the “probable” threshold has been met, it should be assumed that the taxing authority will examine the tax position. The proposed Interpretation differs from current rules which allow for the recognition of a tax benefit if it is “more likely than not” that the position would be sustained upon audit.  The proposed Interpretation, as currently drafted (and if adopted) would be effective for fiscal years ending after December 15, 2005.  It is not certain that the Interpretation will be adopted with the current effective date.  Management is in the process of determining the effect of this proposal on its financial statements.

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

Under the terms of the definitive stock purchase agreement, we acquired SEI for $75 million in cash, subject to certain adjustments totaling approximately $0.6 million. The transaction was funded through cash-on-hand and borrowings from a new $160 million credit facility, which replaced the Company’s previous $80 million credit facility.  The purchase price is subject to adjustment as a result of certain tax elections.  The Company, in conjunction with the SEI stockholders, have made a 338(h)(10) tax election.  The definitive stock purchase agreement also provides that the SEI stockholders will retain certain non-operating assets and contingent accounts receivable.

Approximately $53.4 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired, and approximately $12.2 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining life of 14 years.

The total purchase price paid, including transaction costs of $1.0 million, has been preliminarily allocated as follows (in thousands):

Cash	$2,958
Accounts receivable	12,093
Prepaid expense and other current assets	353
Property and equipment	331
Accounts payable & accrued expenses	(4,730)
Contractual customer relationships	12,200
Goodwill	53,432
Total consideration	$76,637

On December 20, 2004, the Company completed the purchase of Bridge Technology Corporation, a provider of information technology and information management. The acquisition supports the company’s strategic growth plan to broaden its customer base into the intelligence agencies, and strengthen its portfolio of mission-critical solutions. Under the terms of the acquisition agreement, the Company acquired Bridge Technology for $30 million, subject to working capital and other adjustments totaling approximately $1.7 million. Of the purchase price, $29.4 million was paid in cash and the $2.3 million was held as note payable to be paid in June, 2006. Approximately $26.2 million of the purchase consideration has been allocated to goodwill, and approximately $2.2 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining life of 6 years.

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

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the three and nine months ended September 24, 2005 and September 25, 2004 as if the above described acquisitions had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual results that would actually have occurred if the combination had been in effect for the three and nine months ended September 24, 2005 and September 25, 2004.

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004

Revenue	$101,775	$98,496	$289,900	$266,553
Net income	$4,578	$3,918	$11,785	$10,141
Diluted earnings per share	$0.39	$0.44	$1.02	$1.14

In accordance with the purchase accounting method, the operations of MATCOM, Bridge Technology and SEI have been included in the Company’s statements of operations since the respective dates of acquisition.

4.             Accounts receivable:

Accounts receivable consists of the following (in thousands):

	September 24, 2005	December 25, 2004

Billed accounts receivable	$41,167	$33,247
Unbilled accounts receivable:
Currently billable	33,083	26,400
Unbilled retainages and milestone payments expected to be billed within the next 12 months	6,409	5,714
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	1,643	1,493
Total unbilled accounts receivable	41,135	33,607
Allowance for doubtful accounts	(2,250)	(1,144)
Accounts receivable, net	$80,052	$65,710

The currently billable amounts included as unbilled accounts receivable as of September 24, 2005 represent amounts that are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

5.             Property and equipment:

Property and equipment consist of the following (in thousands):

	September 24, 2005	December 25, 2004
Computers and equipment	$8,358	$8,007
Software	2,357	1,904
Furniture and fixtures	2,061	1,576
Leasehold improvements	1,329	1,086
	14,105	12,573
Less—Accumulated depreciation and amortization	(8,776)	(7,602)
Property and equipment, net	$5,329	$4,971

Property and equipment includes assets financed under capital lease obligations of approximately $309,000 and $332,000, net of accumulated amortization, as of September 24, 2005 and December 25, 2004, respectively.

6.             Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 24, 2005	December 25, 2004

Accrued vacation	$6,519	$4,955
Accrued compensation	9,754	3,550
Accrued bonus	4,919	2,875
Other accrued liabilities	4,931	3,934
Accrued expenses and other current liabilities	$26,123	$15,314

7.             Debt:

Debt, which is included in current and long term liabilities in the accompanying balance sheets, consists of the following (in thousands):

	September 24, 2005	December 25, 2004
Credit facilities:
Line of credit at December 25, 2004, bears interest at LIBOR plus 275 to 350 basis points or a specified base rate plus 170 to 250 basis points, interest due monthly, principal due January 21, 2008	$—	$28,954

Term loan at September 24, 2005, bears interest at LIBOR plus 225 to 250 basis points or a specified base rate plus 125 to 150 basis points, interest due monthly, twenty—three $250,000 consecutive quarterly principal payments starting on June 30, 2005, and a final $94.25 million principal payment on February 9, 2011	99,750	—

Total debt*	$99,750	$28,954

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

In connection with the amended credit facility, the Company incurred financing costs of $3.2 million. Such costs were capitalized as deferred financing costs on the balance sheet and are being amortized over the six year term of the new credit facility.  As of September 24, 2005, the amounts outstanding under the term loan bore interest at LIBOR plus 250 basis points.

In connection with the Bridge Technology acquisition, the Company also has an outstanding note payable in the amount of $2.3 million, to be paid in June 2006, which is included in the accompanying balance sheet as Note payable – former owner of acquired business.

8.             Commitments and contingencies:

Leases

As of September 24, 2005, the Company had noncancelable operating leases, primarily for real estate, that expire over the next ten years. Rental expense during the quarter ended September 24, 2005 was approximately $2.0 million, compared to rental expense of approximately $1.6 million during the quarter ended September 25, 2004.

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

The SEI acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date.  Subsequent to the closing date, the Company received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date.  The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by the Company for this post-closing payment.  The Company believes that, in accordance with GAAP, the SEI selling stockholders should not receive the benefit of the post-closing payment.  In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution.

9.             Stockholders’ equity:

Stock option plan

In 2002, the Company adopted the 2002 Stock Incentive Plan, or the Plan, to grant stock options to purchase up to 1,600,000 shares of its common stock to its employees and employees of its affiliates.  In March 2004, the Board of Directors increased the number of reserved shares by 160,000, so that the total number of reserved shares totaled 1,760,000.  In March 2005, the Board of Directors increased the number of reserved shares by an additional 160,000 so that the total number of reserved shares totals 1,920,000.  Further, in March 2005, the Board of Directors authorized the acceleration of vesting of certain stock awards under the Plan upon the occurrence of certain change of control events.  With this change, future stock awards may include provisions for acceleration of vesting upon the occurrence of certain change of control events.  The Board of Directors also authorized the amendment of certain prior stock option awards issued under the Plan such that the exercise price of each such award was greater than or equal to the closing market price of our common stock on Nasdaq as of March 11, 2005.  With respect to such designated prior stock option awards, the Board of Directors authorized an amendment to the stock option award to provide for the acceleration of vesting upon the occurrence of certain change of control events.

In April 2005, the Board of Directors voted to adopt the 2002 Amended and Restated Omnibus Stock Incentive Plan (the “Amended and Restated Plan”) and the Amended and Restated Plan was approved by our stockholders at the annual meeting of stockholders held in June 2005.  The Amended and Restated Plan amends and restates the Plan by (i) increasing the number of shares of common stock reserved and available under the Plan by 1,000,000 shares to a total share allocation of 2,920,000, (ii) permitting the grant of deferred shares, performance shares and performance units, (iii) prohibiting repricing of options without prior stockholder approval, (iv) limiting the number of shares of common stock and performance units subject to awards a participant may receive in any calendar year to 300,000 and 500,000, respectively, and adding other administrative provisions to comply with the performance-based compensation exception to the deduction limit of Section 162(m) of the Internal Revenue Code of 1986, as amended; (v) eliminating the provision that previously provided for an automatic increase in the number of shares reserved for issuance under the Amended and Restated Plan each fiscal year by a number equal to the lesser of 160,000 shares and an amount determined by the Board of Directors, (vi) providing that non-qualified stock option grants will be priced at one hundred percent (100%) of fair market value; (vii) providing for minimum vesting periods of stock bonus awards, restricted common stock awards, stock appreciation rights, deferred shares, and other stock awards subject to the possible acceleration of the vesting schedule at the discretion of the administrator; (viii) providing that future amendments to the Amended and Restated Plan that increase the number of shares allocated, modify participation requirements, or materially increase benefits accruing to the participants under the Plan will be subject to stockholder approval; and (ix) making other technical changes to the Plan.

As of September 24, 2005, the Company had issued and outstanding 1,534,225 stock options, and had 240,831 shares previously exercised pursuant to stock option grants, for a total of 1,775,056 shares exercised or stock options issued and outstanding under the Amended and Restated Plan against a ceiling of 2,920,000 shares of common stock authorized under this plan.  As of September 24, 2005, the Company has issued and outstanding 107,622 stock options under stock option plans other than the Amended and Restated Plan.  All such grants were made prior to the Company’s initial public offering in November 2002, and no further grants will be made under these plans.

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

Our fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year, and our fiscal quarter end on the Saturday nearest but prior to the applicable quarterly month end.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  The fiscal quarters and nine-month periods presented in this Form 10-Q include 13 weeks and 26 weeks, respectively.

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

In the three and nine months ended September 24, 2005, we received 98.3% and 98.2%, respectively, of our revenues from services we provided to various departments and agencies of the Federal government and 1.7% and 1.8%, respectively, of our total revenues from work performed for commercial entities. In comparison, for the three months and nine months ended September 25, 2004, we received 96.1% and 96.3%, respectively, of our revenues from services we provided to Federal government agencies and 3.9% and 3.7%, respectively, of total revenues from work performed for commercial entities.  The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense includes revenue generated from work performed under engagements for both the Department of Defense and the intelligence community.

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Department of Defense	46.8%	53.2%	46.6%	52.0%
Federal civilian agencies	51.5%	42.9%	51.6%	44.3%
Commercial entities	1.7%	3.9%	1.8%	3.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Prime contract revenue	74.8%	81.2%	74.7%	79.9%
Subcontract revenue	25.2%	18.8%	25.3%	20.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our services are provided under three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Cost reimbursable	29.5%	33.3%	28.4%	28.5%
Time and materials	44.5%	46.6%	48.8%	48.1%
Fixed price	26.0%	20.1%	22.8%	23.4%
Total	100.0%	100.0%	100.0%	100.0%

Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract, and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. In general, cost reimbursable contracts are the least profitable of our government contracts. In the three months and nine months ended September 24, 2005, 29.5% and 28.4%, respectively, of our revenues were derived from cost reimbursable contracts.  In the three and nine months ended September 25, 2004, 33.3% and 28.5%, respectively, of our revenues were derived from cost reimbursable contracts.

Under time and materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time and materials contract are higher or lower than the billing rates under the contract, our profit under the contract may be either greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time and materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts. In the three and nine months ended September 24, 2005, 44.5% and 48.8%, respectively, of our revenues were derived from time and materials contracts.  In the three and nine months ended September 25, 2004, 46.6% and 48.1%, respectively, of our revenues were derived from time and material contracts.

Under fixed price contracts, we perform specific tasks for a fixed price. Compared to cost reimbursable and time and materials contracts, fixed price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed price contracts may include either a product delivery or specific service performance over a defined period.  Revenue on fixed price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis.  These contracts are generally less than six months in duration.  For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.  In the three and nine months ended September 24, 2005, 26.0% and 22.8%, respectively, of our revenues were derived from fixed price contracts.   In the three and nine months ended September 25, 2004, 20.1% and 23.4%, respectively, of our revenues were derived from fixed price contracts.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percent of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	61.6	67.2	61.8	63.0
Indirect costs	28.2	24.2	28.5	28.0
Depreciation	0.5	0.7	0.6	0.9
Amortization	0.6	0.2	0.6	0.2
Total operating expenses	90.9	92.3	91.5	92.1
Income from operations	9.1	7.7	8.5	7.9
Other income (expense)	0.0	(0.1)	0.0	(0.0)
Interest expense	1.7	1.0	1.6	1.1

Income before provision for income taxes	7.4	6.6	6.9	6.8
Provision for income taxes	2.9	2.6	2.7	2.7

Net income	4.5%	4.0%	4.2%	4.1%

Three months ended September 24, 2005 compared with three months ended September 25, 2004

Revenue.  For the three months ended September 24, 2005, our revenues increased 39.6% to $101.8 million from $72.9 million for the three months ended September 25, 2004. Revenues from work under Federal Government contracts increased 42.9% to $100.1 million for the three months ended September 24, 2004 from $70.0 million for the three months ended September 25, 2004. This increase was attributable to the acquisitions of MATCOM, Bridge Technology and SEI, new contract awards, successful recompetition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  Commercial revenues decreased 40.5% to $1.7 million in the three months ended September 24, 2005 from $2.9 million in the three months ended September 25, 2004.  This decrease was attributable to our continued focus on opportunities for the Federal government.

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended September 24, 2005, direct costs increased 27.8% to $62.7 million from $49.1 million for the three months ended September 25, 2004. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 61.6% for the three months ended September 24, 2005 as compared to 63.0% for the three months ended September 25, 2004.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended September 24, 2005, indirect costs increased 63.1% to $28.7 million from $17.6 million for the three months ended September 25, 2004.  This $11.1 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs as well as the integration of Bridge Technology and SEI.  As a percentage of revenue, indirect costs were 28.2% for the three months ended September 24, 2005 as compared to 24.2% for the three months ended September 25, 2004.

Depreciation. For the three months ended September 24, 2005, depreciation expense decreased 2.4% to $0.50 million from $0.52 million for the three months ended September 25, 2004.  As a percentage of revenue, depreciation expense was 0.5% for the three months ended September 24, 2005 compared to 0.7% for the three months ended September 25, 2004.

Amortization of intangible assets. For the three months ended September 24, 2005, amortization of intangible assets was $0.6 million, compared to $0.17 million for the three months ended September 25, 2004.  This increase was attributed to the acquisition of Bridge Technology and SEI.  The contractual customer relationships are being amortized using an accelerated method over their estimated remaining lives.

Income from operations.  For the three months ended September 24, 2005, income from operations increased 66.6% to $9.2 million from $5.5 million for the three months ended September 25, 2004. This increase was attributable primarily to increased revenues.  As a percentage of revenue, income from operations was 9.1% for the three months ended September 24, 2005 compared to 7.7% for the three months ended September 25, 2004.

Interest expense.  Interest expense increased 143.9% to $1.69 million for the three months ended September 24, 2005 from $0.69 million for the three months ended September 25, 2004. This increase was attributable primarily to increased borrowings under our credit facility made in connection with the acquisitions of Bridge Technology and SEI.  As a percentage of revenue, interest expense was 1.7% for the three months ended September 24, 2005 as compared to 1.0% for the three months ended September 25, 2004.  We anticipate interest expense to remain at higher levels throughout fiscal year 2005 as compared to the same periods in 2004.

Provision for/benefit from income taxes.  The provision for income tax was $3.0 million in the three months ended September 24, 2005, compared to $1.9 million for the three months ended September 25, 2004.   Our third quarters of 2005 and 2004 tax provision, represents an estimated annual effective tax rate of 39.5%. Our estimated annual effective tax rate is greater than the federal statutory rate of 34% due primarily to state income taxes.

Nine months ended September 24, 2005 compared with nine months ended September 25, 2004

Revenue.  For the nine months ended September 24, 2005, our revenues increased 46.2% to $281.5 million from $192.7 million for the nine months ended September 25, 2004. Revenues from work under Federal Government contracts increased 49.2% to $276.6 million for the nine months ended September 24, 2005 from $185.5 million for the nine months ended September 25, 2004. This increase was attributable to the acquisitions of MATCOM, Bridge Technology and SEI, new contract awards, successful recompetition wins on existing programs, new contracts from, and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  Commercial revenues decreased 31.2% to $4.9 million in the nine months ended September 24, 2005 from $7.2 million in the nine months ended September 25, 2004.  The decrease was attributable primarily to increase in our focus on Federal Government support.

Direct costs.  Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the nine months ended September 24, 2005, direct costs increased 43.2% to $173.9 million from $121.4 million for the nine months ended September 25, 2004. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 61.8% for the nine months ended September 24, 2005 as compared to 63.0% for the nine months ended September 25, 2004.

Indirect costs.  Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the nine months ended September 24, 2005, indirect costs increased 48.6% to $80.2 million from $54.0 million for the nine months ended September 25, 2004.  This $26.3 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs as well as the integration of Bridge Technology and SEI.  As a percentage of revenue, indirect costs were 28.5% for the nine months ended September 24, 2005 as compared to 28.0% for the nine months ended September 25, 2004.

Depreciation. For the nine months ended September 24, 2005 was $1.6 million as compared to $1.7 million for the nine months ended September 25, 2004.  As a percentage of revenue, depreciation expense was 0.6% for the nine months ended September 24, 2005 compared to 0.9% for the nine months ended September 25, 2004.

Amortization of intangible assets. For the nine months ended September 24, 2005, amortization of intangible assets was $1.7 million, compared to $0.5 million for the nine months ended September 25, 2004.  This increase was attributed to the acquisition of Bridge Technology and SEI.  The contractual customer relationships are being amortized using an accelerated method over their estimated remaining lives.

Income from operations.  For the nine months ended September 24, 2005, income from operations increased 59.0% to $24.0 million from $15.1 million for the nine months ended September 25, 2004. This increase was attributable primarily to the higher revenue.  As a percentage of revenue, income from operations was 8.5% for the nine months ended September 24, 2005 compared to 7.9% for the nine months ended September 25, 2004.

Interest expense.  Interest expense increased 126.4% to $4.45 million for the nine months ended September 24, 2005 from $1.96 million for the nine months ended September 25, 2004. This increase was attributable primarily to increased borrowings under our credit facility made in connection with the acquisitions of Bridge Technology and SEI.  As a percentage of revenue, interest expense was 1.6% for the nine months ended September 24, 2005 as compared to 1.1% for the nine months ended September 25, 2004.  We anticipate interest expense to remain at higher levels throughout fiscal year 2005 as compared to the same periods in 2004.

Provision for/benefit from income taxes.  The provision for income tax was $7.7 million in the nine months ended September 24, 2005, compared to $5.2 million for the nine months ended September 25, 2004.   Our first three quarters of 2005 and 2004 tax provision, represents an estimated annual effective tax rate of 39.5%. Our estimated annual effective tax rate is greater than the federal statutory rate of 34% due primarily to state income taxes.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. We have historically relied primarily on cash flow from operations, borrowings under our credit facility and from some of our stockholders and the sale of common and preferred stock to provide for our cash needs.

Net cash provided by operations was $26.0 million for the nine months ended September 24, 2005 compared with $6.7 million for the nine months ended September 24, 2004.  Cash provided by operations in the nine months ended September 24, 2005 was attributable to net income of $11.8 million, depreciation, amortization, income tax benefit, and other non-cash items of $5.1 million, and a decrease in working capital and other operating assets and liabilities of $9.1 million. Cash provided by operations in the nine months ended September 25, 2004 was attributable to net income of $7.9 million, depreciation, amortization and other non-cash items of $2.6 million, offset by an increase in net operating assets by $3.8 million.

Cash used in investing activities was $75.7 million for the nine months ended September 24, 2005 compared with $67.1 million for the nine months ended September 25, 2004.  For the nine months ended September 24, 2005, we acquired SEI, net of cash assumed, for $73.9 million and paid additional cash for the acquisitions of Bridge Technologies and MATCOM of $0.2 million and $0.1 million, respectively.  We also invested $1.5 million in capital assets.  For the nine months ended September 25, 2004, we acquired MATCOM for $66.1 million and invested $1.0 million in capital assets.

Cash provided by financing activities was $70.4 million for the nine months ended September 24, 2005, compared with $42.1 million for the nine months ended September 25, 2004.  Cash provided by financing activities for the nine months ended September 24, 2005 was attributable to $100.0 million of long term debt provided by our credit facility and $2.9 million provided by proceeds from the exercise of stock options, partially offset by $29.0 million curtailment of our line of credit, $3.2 million of payments related to debt issuance costs, $0.3 million repayments of long-term debt and capital lease payments.  Cash provided by financing activities for the nine months ended September 25, 2004 was attributable to $16.0 million net borrowings under our revolving line of credit, $30.0 million of long-term debt provided by our credit facility and $0.4 million provided by proceeds from the exercise of stock options, partially offset by $1.2 million of payments related to debt issuance costs, $3.0 million for repayment of long-term debt, and $0.1 million of capital lease payments.

Cash and cash equivalents as of September 24, 2005 and December 25, 2004 were $26.4 million and $5.8 million, respectively.

Debt consists of the following (in thousands):

	September 24, 2005	December 25, 2004
Credit facilities:
Line of credit at December 25, 2004, bears interest at LIBOR plus 275 to 350 basis points or a specified base rate plus 170 to 250 basis points, interest due monthly, principal due January 21, 2008	$—	$28,954

Term loan at September 24, 2005, bears interest at LIBOR plus 225 to 250 basis points or a specified base rate plus 125 to 150 basis points, interest due monthly, twenty-three $250,000 consecutive quarterly principal payments starting on June 30, 2005, and a final $94.25 million principal payment on February 9, 2011	99,750	—

Total debt*	$99,750	$28,954

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

Any borrowings outstanding under the amended credit facility will, at our option, bear interest either at floating rates equal to LIBOR plus a spread ranging from 200 to 275 basis points or a specified base rate plus a spread ranging from 100 to 175 basis points, with the exact spread determined upon the basis of our ratio of outstanding indebtedness to our earnings before interest, taxes, and depreciation and amortization expense, as defined in the new credit facility.  As of September 24, 2005, the amounts outstanding under the term loan bore interest at LIBOR plus 250 basis points.

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

We currently anticipate that cash flow from operations and borrowings available under our new credit facility will be sufficient to meet our presently anticipated capital needs for at least the next twelve months, but may be insufficient to provide funds necessary for any future acquisitions we may make, whether during the next twelve months or thereafter. To the extent that we require additional funds, whether for acquisitions or otherwise, we may seek additional equity or debt financing.  As of September 24, 2005, approximately $44.9 million was available under the Company’s shelf registration statement for the issuance of common stock, preferred stock, depositary shares, debt securities and warrants exercisable for common or preferred stock.

In connection with the Bridge Technology acquisition, the Company also has an outstanding note payable in the amount of $2.3 million, to be paid in June 2006, which is included in the accompanying balance sheet as a Note payable. – former owner of acquired business.

Financial data for all of our subsidiaries are included in our consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 24, 2005, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues, or expenses, result of operations, liquidity, capital expenditures, or capital resources.

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

Stock Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 25, 2004 and have adopted the interim disclosure provisions in our financial reports for the quarter ended September 24, 2005.  The disclosures determine compensation cost for the Company’s stock options based on SFAS No. 123, which reflects the fair value of each option estimated on the date of grant using the Black-Scholes option-pricing model.

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

As of September 24, 2005, we had $99.75 million outstanding under our credit facility.  A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $250,000 for the three months ended September 24, 2005.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company performed an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of September 24, 2005.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 24, 2005, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the three months ended September 24, 2005, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

The SEI acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date.  Subsequent to the closing date, the Company received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date.  The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by the Company for this post-closing payment.  The Company believes that, in accordance with GAAP, the SEI selling stockholders should not receive the benefit of the post-closing payment.  In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution.

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

Date: November 2, 2005

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

3.2	Amended and Restated Bylaws, as amended (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 11, 2005 and incorporated herein by reference).
4.1	Registration Rights Agreement, as amended (filed as Exhibit 4.1 to the Third Amendment and incorporated herein by reference).
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

10.15

Form of SI International, inc. Stock Option Agreement Evidencing Grant of Stock Options Under the SI International, inc. 2002 Amended and Restated Omnibus Stock Inventive Plan, Including Notice of Stock Option Grant (filed herewith).

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

* Indicates filed herewith.