Form 10-K
period 2005-12-31
SI INTERNATIONAL INC
filed 2006-03-15
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number

000-50080

SI International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2127278
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
12012 Sunset Hills Road, Reston, Virginia	20190-5869
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (703) 234-7000

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of SI International, Inc. Common Stock held by non-affiliates of the registrant as of June 25, 2005 was $288,381,811.

As of March 1, 2006, there were 11,426,232 shares of SI International, Inc. Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2005 will be incorporated by reference into Part II and III of this Form 10-K. Certain portions of the definitive proxy statement to be used in connection with SI International, Inc.’s annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2005, will be incorporated by reference into Part III of this Form 10-K.

SI INTERNATIONAL, INC.

FORM 10-K

		Page
PART I
ITEM 1	Business	3
ITEM 1A	Risk Factors.	18
ITEM 1B	Unresolved Staff Comments
ITEM 2	Properties	32
ITEM 3	Legal Proceedings	32
ITEM 4	Submission Of Matters To a Vote of Security Holders	33
PART II
ITEM 5	Market for the Company’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities	34
ITEM 6	Selected Financials Data	35
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
ITEM 7A	Quantitative and Qualitative Disclosures about Market Risk	49
ITEM 8	Financial Statements and Supplementary Data	49
ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	50
ITEM 9A	Controls and Procedures	50
ITEM 9B	Other Information	52
PART III
ITEM 10	Directors and Executive Officers of the Company
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions
ITEM 14	Principal Accountant Fees and Services
PART IV
ITEM 15	Exhibits and Financial Statement Schedules	53
	Signatures	54

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

Some of the statements under Item 1. “Business,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10 K constitute forward looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward looking statements. In some cases, you can identify these statements by forward looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the section captioned Item 1A. “Risk Factors,” as well as any cautionary language in this Form 10 K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward looking statements.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward looking statements, which apply only as of the date of this Form 10 K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward looking statements at some point in the future, we specifically disclaim any obligation to do so.

PART I

Item 1. Business   SI International, Inc. was organized as a Delaware corporation under the name of “SI International, Incorporated” on October 14, 1998. SI International conducts operations both in its own name and through subsidiaries, each of which is located in the U.S. but some of which have international operations.

Recent Events

Zen Acquisition.   On February 27, 2006, we closed the acquisition of Zen Technology, Inc, or Zen, a Virginia corporation, pursuant to a Stock Purchase Agreement dated February 8, 2006 (the “Zen Agreement”).  Zen is a provider of critical IT services, specializing in managed network services, information assurance, software development and systems engineering, database and systems administration and IT consulting to various U.S. Government agencies.  Zen’s largest clients include the Missile Defense Agency (MDA), Department of Defense’s Washington Headquarters Services (WHS), Federal Communications Commission (FCC), the Pension Benefit Guaranty Corporation (PBGC), and the Federal Trade Commission (FTC).  As a result of our acquisition of Zen, we gained approximately 275 employees, of which approximately 50% hold security clearances.  The acquisition of Zen provides additional scale with existing customers as well as diversification with new government customers.

Pursuant to the terms of the Zen Agreement we acquired all of the outstanding capital stock of Zen for $60 million in cash, of which we are withholding $6 million for 15 months in order to secure post-closing indemnity obligations of the sellers.  The purchase price is subject to a two-way adjustment based upon whether the working capital of Zen as of the closing date was above or below the target working capital specified in the Zen Agreement. Each of the parties to the Zen Agreement has made customary representations and warranties and agreed to certain indemnification obligations. The transaction was funded through cash-on-hand, a subordinated Seller’s Note in the amount of $6 million, and borrowing from our newly amended credit facility, which is described below. We expect the acquisition to be accretive to earnings. Zen’s trailing twelve months revenue ended November 30, 2005, was approximately $38 million (unaudited).

Amendment to Credit Facility.   On February 27, 2006, contemporaneously with our closing the acquisition of Zen, we entered into a First Amendment to the Amended and Restated Credit Agreement, or First Amendment, with a syndicate of lenders, including Wachovia Bank, National Association, a national banking association, which acted as administrative agent for the lenders.

The First Amendment amended the terms and conditions of the Amended and Restated Credit Agreement entered into on February 9, 2005, or the Credit Agreement, by (i) establishing a new term loan in the principal amount of approximately $129.3 million, which replaced the then existing term loan under the Credit Agreement, (ii) reducing both the base rate margin and the LIBOR margin on the term facility, (iii) increasing the leverage ratio for the financial covenants and (iv) amending certain restrictive covenants.  The principal balance of the new term loan is to be repaid in quarterly installments commencing March 31, 2006, with the balance due upon the expiration of the Credit Agreement, as amended, or the Amended Credit Agreement, on February 9, 2011.  If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the Amended Credit Agreement.

The funds borrowed under the new term loan were used to (i) refinance the approximately $99.3 million in principal outstanding under the then existing term loan under the Credit Agreement and to pay any and all fees and expenses related thereto; (ii) to finance the acquisition of Zen and pay any and all fees and expenses related thereto; and (iii) to provide for working capital expenditures, and other general corporate uses.

The borrowing capacity under the Amended Credit Agreement totals approximately $189.3 million and is comprised of a $60 million five-year revolving credit facility and approximately $129.3 million term loan facility.  Additionally, a $75 million uncommitted incremental term loan facility will be available upon our request at any time for up to two years from the date of the Credit Agreement from one or more of the lenders.

NVC Contract Award.   On January 31, 2006, in a recompetition for our expiring National Visa Center, or NVC, contract, we were awarded the successor contract for the NVC contract by the Department of State. Under the contract, we anticipate performing over 20 million immigrant visa transactions each year at the NVC in Portsmouth, New Hampshire and at the Kentucky Consular Center in Williamsburg, Kentucky. The prime contract has a one-year base period and four one-year options with an announced value of approximately $84 million, inclusive of the options.

Acceleration of Vesting of Stock Options.   On December 13, 2005, our Board of Directors approved the accelerated vesting of unvested stock options previously awarded to employees, officers and directors as of December 7, 2005 in light of new accounting regulations that were to come into effect January 1, 2006. Based on the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), the Board took the action to accelerate the unvested stock with the belief that it is in the best interest of stockholders, as it will reduce the Company’s reported compensation expense in future periods.

Overview

We are a provider of mission critical information technology and network solutions primarily to the Federal Government. Our business is guided by our experienced team of eight executive officers and over twenty-five other corporate officers who manage and are responsible for successfully growing our business. As of the end of fiscal year 2005, we employed over 4,000 employees. Approximately 85% of our employees hold Federal Government security clearances or have passed National Agency Checks. Approximately 15% of our employees hold Top Secret security clearances. A significant portion of our employees who hold Top Secret security clearances also hold Sensitive Compartmental Information clearances, which permit us to bid on highly classified projects.

Our broad set of contract vehicles gives us extensive reach and enables us to deliver a full range of our services and solutions to the Federal Government. The strength of our service offerings and information technology expertise allows us to maintain substantial relationships with clients, some of whom have been clients of ours, or of one of our acquired businesses, for over 20 years. In fiscal 2005 and fiscal 2004, we derived approximately 75% and 81%, respectively, of our revenue from contracts on which we acted as prime contractor. Acting as a prime contractor provides us with stronger client relationships, as well as the visibility and access to new work that are not available when acting as a subcontractor. Our total backlog as of December 31, 2005 was approximately $854 million, of which approximately $191 million was funded. See “—Backlog” for a discussion of how we calculate backlog.

The Federal Government technology services market

The ongoing transformation of the Federal Government’s information systems and communication networks is creating an increase in its demand for information technology, or IT, services. According to INPUT, an independent market research firm, the federal market demand for vendor-furnished information systems and services is projected to increase by $19.6 billion from $59.2 billion in government fiscal 2005 to $78.8 billion in government fiscal 2010, a compound annual growth rate of approximately 5.9%. In addition, the addressable IT spending, which is the amount that is contracted out, for the U.S. Air Force, our single largest client in terms of revenue for each of the last four completed fiscal years, is projected by INPUT to grow from $4.8 billion in government fiscal 2005 to $7.0 billion in government fiscal 2010, representing a compounded annual growth rate of 7.8%. The Department of Homeland Security addressable portion of the IT budget is projected by INPUT to grow from $4.5 billion in government fiscal 2005 to $6.4 billion in government fiscal 2010, representing a compounded annual growth rate of 7.6%. Spending for federal IT requested by the U.S. Office of Management and Budget (OMB) in government fiscal 2006 shows an increase of 9.0% over the government fiscal 2005 request, according to INPUT.

We expect that the Federal Government’s need for the types of IT services that we provide will continue to grow in the foreseeable future, as a result of the high priority placed by the federal government on the transformation of its IT programs. INPUT forecasts that the percentage of IT spending that is contracted out by the federal government will reach a high of 86% of total IT spending in government fiscal 2010. According to INPUT, the government fiscal 2006 IT budget request of 7% over the enacted government fiscal 2005 budget, at a time when the request for overall federal spending was nearly flat, demonstrated the importance the administration places on IT as an integral part of federal business processes.

We believe the following industry trends will also continue to drive the Federal Government technology services market:

•                    Continued focus on mission-critical initiatives.   Since the events of September 11, 2001, the Federal Government has made the transformation of its IT infrastructure a major priority. According to INPUT, the Federal Government IT services “commercial” segment, which is comprised of outsourcing, professional services, systems integration and processing services, is projected to grow from $25.1 billion in government fiscal 2005 to $34.1 billion in government fiscal 2010, representing a projected compounded annual growth rate of 6.1%. According to INPUT, growth in the commercial segment for the U.S. Air Force is projected to rise from $1.7 billion in government fiscal 2005 to $2.6 billion in government fiscal year 2010, a compounded annual growth rate of 8.9%.

•                    Increased Federal Government reliance on outsourcing.   According to INPUT, outsourcing through the use of outside providers to provide Federal Government services is projected to grow from $12.3 billion in government fiscal 2005 to $17 billion in government fiscal 2010, representing a projected compounded annual growth rate of 6.9%.

We believe that the Federal Government is increasingly turning to the IT industry to execute support processes and functions that were traditionally performed by Federal Government employees. INPUT expects that Department of Defense (DoD) budgets will continue to grow over the next several governmental fiscal years and anticipates that each of the defense agencies will move toward outsourcing more of the information technology functions that are not core to the war-fighting mission. Business process outsourcing, or BPO, is a relationship in which a contractor is responsible for performing an entire business operations function, including the information systems outsourcing that supports it. INPUT projects that Federal Government BPO spending will grow from $555 million in government fiscal 2005 to $857 million in government fiscal in 2010, which represents a compounded annual growth rate of 9.1%. In addition, during this same period, INPUT projects a compounded annual growth rate for BPO spending by defense agencies of 8.3%. According to INPUT, the size of the Federal Government workforce, which includes only civilian employees and non-uniform military personnel in federal civilian agencies and the DoD, decreased by 1.1 million workers during the period 1990 through 2000, representing a 22% decline.

We believe that homeland security will have the greatest impact on three specific segments of the Federal Government IT market: information security, communications and knowledge management. We believe that the rapid pace of technological innovations and the Federal Government’s increasing reliance on complex IT infrastructure, combined with a decline in the size of the Federal Government workforce, as described above, make it increasingly difficult for many governmental agencies to operate and upgrade their IT systems. We expect that several trends will contribute to the Federal Government’s increased use of service providers to fulfill a larger portion of its iIT responsibilities, and we believe that we will continue to gain new engagements to the extent that the Federal Government increases its reliance on outsourcing for its IT needs. These trends include:

•                    The aging of the Federal Government’s workforce.   According to INPUT, the government has estimated that more than 45% of federal IT workers will be eligible for retirement by 2008, and the average age of Federal Government employees increased from 42 years of age in 1990 to 47 years of age in 2005. In April 2001, the GAO concluded in a report that the Federal Government’s human capital challenges are adversely affecting the ability of many agencies to carry out their missions.

•                    Increased Federal Government emphasis on competitive sourcing.   The current administration has made competitive sourcing a major initiative of its management agenda. According to the President’s Management Agenda, which was issued in 2001 and for which progress reports continue to be issued, including most recently during 2003, nearly half of all Federal Government employees perform tasks that are available in the commercial marketplace. To the extent that the size of the Federal Government workforce decreases, we believe that the Federal Government will have an increased need for entities that offer the technical skills, familiarity with government processes and procedures and skilled personnel that are necessary to meet the diverse IT requirements of the various Federal Government agencies.

Increased spending on homeland security and intelligence.

In the wake of the terrorist attacks on September 11, 2001, there has been an increased emphasis on homeland security, intelligence and national defense, including protecting critical infrastructure. According to INPUT, the total addressable IT budget for the Department of Homeland Security is projected to grow from $4.5 billion in government fiscal 2005 to $6.4 billion in government fiscal 2010, representing a compound annual growth rate of 7.6%.

Although the total amount to be spent for intelligence applications is classified, based on available information, INPUT has forecasted that the addressable Federal Government IT spending in the intelligence community may be as much as $7.8 billion in government fiscal 2005. We believe that there will continue to be increases in spending on federal intelligence activities, which are expected to represent significant additional opportunities for us.

Increased simplicity of procurement.

Through changes that began with the Federal Acquisition Streamlining Act of 1994, or FASA 94, the federal government has developed a variety of accelerated contracting methods. Federal governmental agencies have increasingly been able to rely on multiple contracting vehicles to procure needed services in an expedient manner. According to INPUT, the average time to procure products and services was approximately 100 days in government fiscal 2004 as compared to 278 days in government fiscal 1995.

Our Core Strengths

We strategically built our business to respond specifically to the federal IT marketplace. We believe that our core strengths position us to respond to the long-term trends and changing demands of our market.

Our Experienced Management Team

On July 15, 2005, our Board of Directors approved a CEO succession plan, pursuant to which the Board appointed S. Bradford Antle, formerly our President and Chief Operating Officer, to be the next President and Chief Executive Officer (CEO) succeeding Ray J. Oleson, and to serve on our Board of Directors. Mr. Antle assumed these positions effective September 24, 2005. Mr. Antle, who joined us in 1999, brings more than 25 years of management experience in our industry to his new position. In addition to his new role as CEO and member of the Board, Mr. Antle retained the position of President. Ray Oleson continues to serve as Executive Chairman of the Board.

Additionally, to further support our growth during 2006 and beyond, our eight business units are now incorporated into the Strategic Programs Group, the IT Solutions Group, and the Mission Services Group. Each of these Business Groups is headed by an Executive Vice President, who reports to Mr. Antle.

Harry Gatanas is the Executive Vice President of the Strategic Programs Group, where he oversees a significant portion of our business with the DoD and the Intelligence community. Mr. Gatanas is a retired U.S. Army general with over 30 years of experience in the military and intelligence community, including serving as Commanding General of the U.S. Army White Sands Missile Range.

Marylynn Stowers is the Executive Vice President of the IT Solutions Group. She oversees a significant portion of business that addresses federal IT modernization. Ms. Stowers has more than 24 years of experience providing IT services to the Federal Government, such as Department of Homeland Security, Department of State, Department of Treasury, Internal Revenue Service, and the Intelligence community.

Mike Becraft is the Executive Vice President of the Mission Services Group. He is responsible for a major portion of work with the Deparment of Homeland Security, Department of State, and U.S. Army. Mr. Becraft has more than 37 years of Federal civilian government and military experience. He joined us in 2003 as Senior Vice President of Homeland Security.

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

Focus on Information Technology Services

We deliver a full spectrum of IT services and solutions that address challenges common to many Federal Government agencies and commercial companies. Our capabilities position us to capitalize on the Federal Government’s increasing demand for IT services. We integrate our technical areas of expertise into comprehensive solutions covering IT applications, systems engineering, network and telecommunications engineering and outsourcing. Our focus on end-to-end information technology solutions allows us to leverage our knowledge and experience to provide best practices across many Federal Government agencies and industries. Our key focus areas are:

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

•       Defense Transformation.   We define defense transformation to include development of solutions intended to enable the U.S. military to successfully adapt to the requirements of net-centric warfare through our deep capabilities in space systems engineering, enterprise and operational architecture, command and control, logistics, and military satellite communications. In the area of space systems modernization, we are supporting clients such as Air Force Space Command, NORAD, Northern Command and U.S. Strategic Command.

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

•       Mission-Critical Outsourcing.   We define mission-critical outsourcing as assisting the Federal Government with shortages of personnel, including for the purpose of permitting re-assignment to higher priority government assignments, increasing operational efficiency, and improving the overall quality of service. We provide services in this focus area to both civilian agencies and the DoD.

Our skilled employees use their advanced technological training and extensive experience to implement our state-of-the-practice solutions. As of the end of fiscal year 2005, we employed over 4,000 employees, many of whom possess security clearances and National Agency Checks that allow us to bid on and perform classified work for the Federal Government.

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

Within the 15-month period from January 1999 through March 2000, we identified, acquired and integrated four federal IT companies with aggregate revenues of approximately $105 million, measured for the 12 months prior to their respective acquisition dates. In January, 2004, we acquired Matcom International Corporation, or Matcom; in December 2004, we acquired Bridge Technology Corporation, or Bridge; in February 2005, we acquired Shenandoah Electronic Intelligence, Inc., or SEI. We successfully integrated each of these acquisitions into our organization; and, we built and expanded our services and solutions capabilities and our client relationships. We applied our disciplined acquisition processes to integrate the acquired companies and successfully grew these businesses. On February 27, 2006, we acquired Zen, and we have commenced the integration process as we have done with our previous acquisitions.

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

•       Pursue strategic acquisitions.   We plan to continue utilizing our disciplined methodology to identify, evaluate and integrate strategic acquisitions. We have acquired and successfully integrated seven businesses since 1999 and we are in the process of integrating our eighth acquisition, Zen, which we acquired in February 2006. This acquisition has positioned us with strategically important technical skills in important client areas.

•       Business Capabilities and Sales Integration.   Our business units are now incorporated into the Strategic Programs Group, the IT Solutions Group, and the Mission Services Group. Under our new management structure (see above Our Experienced Management Team for more information about our management), these three business groups will be better able to present integrated solutions through the cross-marketing and delivery of our business capabilities to new and existing customers.

Our Areas of Practice

We provide IT and network solutions in the following eight practice areas to supplement our clients needs in Defense Transformation, Homeland Defense, Mission Critical Outsourcing and Federal IT Modernization.

•       Program Management & Acquisition Support – The program management and acquisition support practice assists clients with initiating, assembling, executing, and managing all sizes of acquisition programs. The practice area provides acquisition strategies, government required documentation (DoD 5000), and solicitation packages, as well as, source selections and contract management support. The practice area manages and oversees high-tech systems development; interprets and synchronizes requirements with system architectures and integrated master plans; and, identifies and tracks technical and programmatic interdependencies and interactions among requirements. The technical staff is skilled in providing systems engineering technical assistance (SETA) support to client programs for cost, schedule, performance, risk management, and contracting activities.

•       Integrated Solutions Development – The integrated solutions development practice focuses on the integration of commercial-off-the-shelf products with custom software engineering. Integrated solutions are deployed using structured Capability Maturity Model Integration (CMMI) practices to deliver services including feasibility studies and systems planning, enterprise architecture design, rapid prototype development, detailed systems design, implementation, independent verification and validation, testing, life-cycle documentation, and operations and maintenance. This practice area specializes in legacy systems migration to enterprise-wide applications, database-driven web applications (internet, extranet, and intranet), work flow systems implementation, enterprise portal development, enterprise-wide IT integrated services, mobile and wireless solutions, business intelligence (data warehouse and mining solutions) and Enterprice Resource Planning systems implementation.

•       Information Security – The information security practice delivers analyses, methods and technologies that enable clients to secure their information against unauthorized access and service disruption. The solutions are designed to protect and defend information systems against malicious actions, reduce the threat to system security and proactively manage risk. The practice area provides security policy and procedure development, threat determination and risk assessment, vulnerability analysis, system security engineering, network defense, secure document processing, applications and web security, security evaluation and accreditation and training.

•       Records Management – The records management practice specializes in application processing, data entry, case and file management, large scale identification and credentialing systems, call center support, and analytical support services. The practice area services include the management and operation of integrated file tracking systems, electronic records management, large volume file processing, secure identity card production, scanning operations to include documents and biometrics, storing and shipping of documents, quality control audits, secure file destruction, and network installation.

•       Learning Solutions – The learning solutions practice focuses on the design, development and delivery of learning and performance interventions to meet the client’s individual and organizational performance needs and manage change. The practice area provides front end analysis, blended solutions, web-based and instructor-led training, electronic performance support systems (EPSS), human performance design, and learning standards and learning infrastructure consulting. Our understanding and experience in the distance learning, e-Learning, and ever changing Learning Management Systems/Learning Content Manangement Systems environments provides our clients rapid design and deployment of solution-based programs to meet today’s requirements and tomorrow’s challenges.

•       Systems Engineering – The systems engineering practice delivers mission and requirements analysis, enterprise/operational architecture modeling and development, system application and development, system design, validation and verification, integrated logistics support, life cycle engineering, and complex simulation. The technical staff is skilled in command, control, communications, computer and intelligence (C4I), engineering, object oriented analysis and design, system testing, requirements traceability and specialty disciplines, including reliability/maintainability/availability engineering and safety and sustaining engineering. Many of these skills are focused on military space applications.

•       Network Solutions – The network solutions practice designs, engineers, deploys, and manages a full range of networked communications and infrastructure solutions. The practice area provides IT and network requirements, definition and analysis, detailed systems design, network and technology selection and procurement, global end-to-end installation, and spectrum/bandwidth management. These solutions encompass voice, video, data, narrowband, broadband and wireless technologies. Applications include large scale enterprise networks for government, highly secure networks.

•       Mission-critical Outsouring – The mission-critical outsouring practice uses domain expertise to operate clients’ systems and processes vital to their businesses. The practice area offers professional services to perform business process and information technology outsourcing, sustaining engineering, logistics services, and call center operations.

Clients

We provide our services primarily to Federal Government clients such as the U.S. Air Force Space Command, the U.S. Army, U.S. Navy, the Department of State, the Department of Homeland Security, Department of Agriculture, National Institutes of Health, Federal Retirement Thrift Investment Board, and the defense intelligence community. In fiscal 2005, we derived approximately 98% of our total revenue from Federal Governmental agencies and approximately 2% of our total revenue from commercial clients.

Our largest client is the DoD. We derived approximately 47% of our total revenue in fiscal 2005 and approximately 53% of our total revenue in fiscal 2004 from the DoD and the Intelligence community. In fiscal 2005 and fiscal 2004, services we provided to the U.S. Air Force Space Command represented 23% and 26% of our total revenue, respectively. We also derived approximately 12% of our fiscal 2005 and 2004 revenue, respectively, from the Department of State. Each of these entities consists of a substantial number of separate offices, each of which typically exercises independent decision making and funding authority. We believe our contract base among these separate offices is well diversified. In fiscal 2005 and fiscal 2004, we derived approximately 75% and 81%, respectively, of our revenue from contracts on which we acted as prime contractor and derived approximately 25% and 19%, respectively, of our revenue from contracts on which we acted as a subcontractor.

We often subcontract portions of work to be performed under a contract or task order under which we are the prime contractor. Approximately 15% and 16%, respectively, of our total revenue in fiscal 2005 and fiscal 2004, respectively, was generated by work performed by subcontractors. The subcontractors are sometimes responsible for critical portions of the contracted services. Our subcontracting arrangements typically specify that all terms of the primary contract pass down to the subcontractor. We are not dependent upon any one subcontractor or group of subcontractors to provide a substantial degree of work for us. In addition, it is typical that a subcontractor on one engagement may be a competitor or a client in other situations. We believe that cultivating good relationships with our subcontractors is necessary to maintain our competitive position as well as to facilitate meeting performance obligations under our contracts.

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

Our total backlog as of December 31, 2005 was approximately $854 million, of which approximately $191 million was funded. There can be no assurance that we will receive the amounts we have included in our backlog or that we will ultimately recognize the full amount of our funded backlog as of December 31, 2005.

As of December 31, 2005, assuming that the acquisition of Zen had occurred on such date, our backlog was approximately $994 million, of which $233 million was funded.

We believe that backlog is not necessarily indicative of the future revenue that we will actually receive from contract awards that are included in calculating our backlog. We assess the potential value of contracts for purposes of backlog based upon several subjective factors. These subjective factors include our judgments regarding historical trends (i.e., how much revenue we have received from similar contracts in the past), competition (i.e., how likely are we to successfully keep all parts of the work to be performed under the contract) and budget availability (i.e., how likely is it that the entire contract will receive the necessary funding). If we do not accurately assess each of these factors, or if we do not include all of the variables that affect the revenue that we recognize from our contracts, the potential value of our contracts, and accordingly, our backlog, will not reflect the actual revenue received from contracts and task orders. As a result, there can be no assurance that we will receive amounts included in our backlog or that monies will be appropriated by Congress or otherwise made available to finance contracts and task orders included in our backlog. Many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in backlog. There is always the possibility that the contracts could be adjusted or cancelled. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts, awards of new contracts or approvals of expenditures. See Item 1A. “Risk Factors—The calculation of our backlog is subject to numerous uncertainties, and we may not receive the full amounts of revenue estimated under the contracts included in our backlog, which could reduce our revenue in future periods.”

Employees

As of December 31, 2005, we had over 4,000 employees. Approximately 85% of our employees hold Federal Government security clearances or have passed National Agency Checks. Approximately 15% of our employees hold Top Secret security clearances. A significant portion of our employees who hold Top Secret security clearances also hold Sensitive Compartmental Information clearances, which permit us to bid on highly classified projects. We have no unionized employees and do not have any collective bargaining agreements. However, current contracts or contracts that we may pursue contracts may require us to have unionized employees. Furthermore, with our acquisition of Zen, we have added approximately 275 employees, of which 50% hold security clearances. We believe we have a good relationship with our employees.

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

Government Contracting and Regulatory Processes

For fiscal 2005, approximately 98% of our revenue was derived from work performed under Federal Government contracts. The government contracting process differs in many ways from commercial contracting, and involves a high degree of Federal Government regulation and oversight.

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

In recent years, the Federal Government has taken steps to streamline the procurement process. For example, in 1994, the enactment of FASA 94 made the procurement process substantially faster and less burdensome for companies that secure certain contracts. FASA 94 was the first of several statutory and regulatory changes in recent years that significantly altered government procurement practices by increasing the number and types of procurement contract “vehicles” available to Federal Government clients to satisfy their requirements. Federal Governmental agencies are now more likely to use flexible contract vehicles that permit a number of firms to compete for specific orders. The General Services Administration Multiple Award Schedule Program, or GSA MAS Program, is an example of a flexible contract vehicle employed by the Federal Government. Under the GSA MAS Program, GSA contracts with multiple vendors to provide goods and services, at predetermined prices, to specified authorized buyers. GSA schedules are listings of services and products, along with their respective prices, offered by approved contractors. The schedules are maintained by the GSA for use by any federal agency or other authorized entity. A contractor must successfully complete a pre-qualification process in order to be selected by the GSA for inclusion of the contractor’s goods or services on a GSA Schedule. When an agency selects services under a GSA schedule contract, the soliciting agency, or the GSA on its behalf, conducts a bidding process, limited to qualified GSA schedule contractors. The process typically involves substantially less time and cost than the historical, non-GSA bidding process.

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

•       we may be choosen as one of the contractors for a multiple awared GWAC, ID/IQ or GSA Schedule contract, but not be awarded a sufficient number of tasks under the contract to justify our time, effort, and expense in bidding on the contract and subsequent task orders.

•       the government may intitially award a GWAC, ID/IQ, or GSA Schedule contract but fail to provide funding for the number of task orders necessary to justify our time, effort, and expense in bidding on the contract and subsequent task orders.

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

The Anti-Deficiency Act prohibits Federal Government employees from committing government funds, by contract or otherwise, in excess or in advance of appropriations, unless authorized by a specific statute. Since Congress usually appropriates funds on a fiscal year basis, many of our contracts are funded by the applicable agency annually as Congress makes appropriations for future fiscal years. In addition, since funds are often allocated to agencies by the OMB, many of our contracts are incrementally funded.

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

Our books and records are subject to audit by the Defense Contract Audit Agency, or DCAA, and other governmental audit agencies to ensure that the costs and hourly rates for which we invoice the Federal Government under cost reimbursable and time and materials contracts are in compliance with the Cost Principles, Cost Accounting Standards and FAR invoicing regulations. Each fiscal year, we must submit final cost data to the Federal Government indicating our actual costs incurred for the prior year, exclusive of certain costs that are not recoverable by Federal Government contractors. This data is audited, and subject to adjustments by the auditing agency based upon established guidance, which may affect our recovery on cost reimbursable contracts for prior fiscal years. These audits may also result in assessment of penalties, interest costs and, in extreme cases, debarment. The Federal Government retains a portion of the fee earned by us under cost reimbursable contracts until contract completion and audit by the DCAA. Audits of our business units by the DCAA have been completed for all fiscal years through 2001 without material adjustments. In the opinion of management, the audits for other fiscal years through fiscal year 2005 will not result in adjustments that would have a material adverse effect on our financial position or results of operations; however, future material adjustments are possible.

Our conduct and performance is also subject to the False Claims Act. The False Claims Act prohibits contractors from knowingly submitting false or fraudulent claims to the Federal Government. We have established standards of conduct for our employees and a reporting mechanism that any of our employees can use to report inappropriate or illegal activities.

From time to time we may engage in activities that require us to comply with the various, U.S. Government export control laws and regulations administered by the U.S. Department of State, U.S. Department of Commerce, U.S. Treasury Office of Foreign Assets Control, and the Bureau of Customs and Boarder Protection. We have dedicated personal assigned to maintain and coordinate our compliance activities in this area.

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

Item 1A. Risk Factors

Risks Related to Our Industry

We depend on contracts with the Federal Government for most of our revenue, and our business would be seriously harmed if the government ceased doing business with us or significantly decreased the amount of business it does with us.

We derived 98.1% and 96.6% of our total revenue in fiscal 2005 and in fiscal 2004, respectively, from Federal Government contracts, either as a prime contractor or a subcontractor. This includes 46.9% and 52.8% of our total revenue in fiscal 2005 and in fiscal 2004, respectively, that we derived, either as a prime contractor or a subcontractor, from contracts with agencies of the DoD and Intelligence community. We expect that we will continue to derive most of our revenue for the foreseeable future from work performed under Federal Government contracts. If we were suspended or otherwise prohibited from contracting with the Federal Government generally, or with any significant agency of the DoD or the Intelligence community, or if our reputation or relationship with the Federal Government or any significant agency of the DoD or the Intelligence community were impaired, or if any of the foregoing otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

The following chart provides certain information regarding our four largest contracts for fiscal year 2005, in terms of revenues:

		Percent of Revenues in
Contract	Customer	2005	2004	Expiration Date
Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance (C4I2TSR)	U.S. Air Force Space Command	18.8	17.3	2013*
National Visa Center (NVC)	Department of State	9.1	9.2	2011*

* Includes option periods.

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

The government contracts for which we compete typically have multiple year terms, and if we are unable to win a particular contract, we generally will be foreclosed from competing again for that contract until its expiration several years later. If we are unable to win new contract awards, our business and prospects will be adversely affected. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive rebidding process. Approximately 19.5% of our revenue recognized during fiscal 2005 was derived from contracts that, as of February 28, 2006, are, or are expected to become, subject to recompetition bids prior to the end of government fiscal 2006 (ending September 30, 2006). There can be no assurance that we will win any particular bid or recompetition bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or nonrenewal of any of our significant contracts or a substantial portion of our other contracts could materially adversely affect our operating results.

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

Some of our activities are subject to the export control laws and regulations administered by the Department of State, Department of Commerce, Treasury Office of Foreign Assets Control, and the Bureau of Customs and Boarder Protection Additionally, we are subject to industrial security regulations of the DoD and other federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our Federal Government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

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

We derived 24.6% of our total revenue in fiscal 2005 and 19.4% of our total revenue in fiscal 2004 from contracts under which we acted as a subcontractor or from “teaming” arrangements in which we and other contractors bid together on particular contracts or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be materially adversely affected if any prime contractor or teammate chooses to offer a client services of the type that we provide or if any prime contractor or teammate teams with other companies to independently provide those services.

The calculation of our backlog is subject to numerous uncertainties, and we may not receive the full amounts of revenue estimated under the contracts included in our backlog, which could reduce our revenue in future periods.

Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of the awarded contracts and task orders we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenues under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency under our contracts, plus estimated future revenues we expect to receive under signed purchase orders with commercial clients. Unfunded backlog is the difference between total backlog and funded backlog. Unfunded backlog reflects our estimate of future revenues under awarded government contracts and task orders for which either funding has not been appropriated or expenditures have not been authorized. Our total backlog does not include estimates of revenue from GWAC or GSA schedules beyond contract or task order awards, but our unfunded backlog does include estimates of revenue beyond contract or task order awards for other types of ID/IQ contracts, including our Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance (C4I2TSR) contract with the U.S. Air Force Space Command.

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

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 15% and 16%, respectively of our revenue for each of fiscal 2005 and 2004.

Risks Associated with International Operations

Our international business exposes us to additional risks including exchange rate fluctuations, foreign tax and legal regulations and political or economic instability that could materially adversely affect our operating results.

In connection providing services to our clients, we are sometimes required to engage in international operations (including international operations under U.S. government contracts). Conducting international business subjects us to risks associated with operating in and selling to foreign countries, including:

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

•       compliance with U.S. laws and regulations that apply extraterritorially which may conflict, in whole or in part, with local laws and regulations in countries where we operate;

•       compliance with the local labor laws of the countries in which we operate;

•       hyperinflation or political instability in foreign countries;

•       potential personal injury to our personnel who may be exposed to military conflict situations in foreign countries;

•       imposition or increase of investment and other restrictions or requirements by foreign governments;

•       compliance with U.S. export control laws and regulations, which may effect our ability to provide goods and services abroad.

To the extent that our customers request us to provide services and support outside of the United States, these and other risks associated with international operations are likely to increase. Although such risks have not harmed our operating results in the past, no assurance can be given that such risks will not materially adversely affect our operating results in the future.

Risks Related to Our Business

We may lose money or generate less than anticipated profits if we do not accurately estimate the cost of our performance under fixed price or time and materials contracts.

Some of our contracts require that we perform on a fixed price basis. We derived 26.2% of our total revenue in fiscal 2005 and 22.6% of our total revenue in fiscal 2004 from fixed price contracts. A fixed price contract generally provides that we will receive a specified price for our performance under the contract, regardless of the cost to us of such performance. This requires that we accurately estimate the cost that we will incur to perform our obligations under any contract at the time that we submit our proposal to the applicable government agency. When making proposals for engagements on a fixed price basis, we rely on our estimates of costs and timing for completing the projects. These estimates are subject to numerous variables and uncertainties, and there can be no assurance that the costs of performing under any fixed price contract will not exceed, perhaps substantially, our estimates. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed price contracts, including costs and delays caused by factors outside our control, could make these contracts less profitable than anticipated or could cause us to incur losses, which could be substantial, on these contracts. In the past, we have from time to time incurred losses on some fixed price contracts and our profits on some fixed price contracts have been less than anticipated. Our operating results could be materially adversely affected if the actual costs of performing under these contracts exceed our estimates.

Many of our contracts are performed on a time and materials basis. A time and materials contract typically provides that we are paid a fixed hourly rate for direct labor costs expended and reimbursed for allowable materials, costs and expenses. We derived 43.8% of our total revenues in fiscal 2005 and 46.3% of our total revenues for fiscal 2004 from time and materials contracts. While time and materials contracts are generally subject to less uncertainty than fixed price contracts, to the extent that our actual labor costs are higher than the contract rates, we may lose money on the contract.

Our margins and operating results may suffer if cost reimbursable contracts increase as a percentage of our total government contracts.

In general, cost reimbursable contracts are the least profitable of our government contracts. Our cost reimbursable contracts generally provide for reimbursement of costs, which are determined to be reasonable, allowable and allocable to the contract, as well as payment of a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Our time and materials contracts generally are more profitable than our cost reimbursable contracts. Cost reimbursable contracts contributed 30.0% and 31.1% of our total revenues in fiscal 2005 and fiscal 2004, respectively. To the extent that cost reimbursable contracts represent an increased proportion of our total government contracts, our operating results could be materially adversely affected.

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

Certain types of services are subject to the Service Contract Act and the Davis-Bacon Act. These Acts require that the contractor pay to all personnel assigned to the contract at least the prevailing wage and fringe benefits, as established by and in accordance with the regulations promulgated by the Department of Labor. We have an established policy pursuant to which we evaluate RFP’s that include Service Contract Act and Davis-Bacon Act requirements and, in the event of an award to us, ensure our compliance with these requirements.

We may be affected by intellectual property infringement claims.

Our business operations may rely on intellectual property. Our employees develop some of the software solutions and other forms of intellectual property that we use to provide IT solutions to our customers, but we also may license technology from other entities. Typically, under Federal Government contracts, our customers may claim rights in the intellectual property we develop, making it impossible for us to prevent their future use of our intellectual property. We are and may in the future be subject to claims from our employees or third parties who assert that software solutions and other forms of intellectual property that we used in delivering services and solutions to our customers infringe upon intellectual property rights of such employees or third parties. If our vendors, employees or third parties assert claims that we or our customers are infringing on their intellectual property, we could incur substantial costs to defend these claims. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•       cease selling or using products or services that incorporate the challenged software or technology;

•       obtain a license or additional licenses; or

•       redesign our products and services that rely on the challenged software or technology.

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

We may encounter other risks in executing our acquisition strategy, including:

•       increased competition for acquisitions which may increase the price of our acquisitions; and

•       our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations such as the Federal Acquisition Regulation and health, safety, employment and environmental laws and regulations, or their failure to fulfill their contractual obligations to the Federal Government or other clients.

In connection with any future acquisitions, we may decide to consolidate the operations of any acquired business with our existing operations or to make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions and, in the event that any goodwill resulting from present or future acquisitions is found to be impaired, by goodwill impairment charges. As of December 31, 2005, assuming that the Zen acquisition had occurred on such date, we had approximately $225.3 million of goodwill resulting from acquisitions on our balance sheet and, to the extent we make future acquisitions, the amount of goodwill could increase, perhaps substantially. Any of the businesses we acquire may also have liabilities or adverse operating issues.

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

Approximately 15% and 16%, respectively, of our total revenue in each of fiscal 2005 and fiscal 2004 was generated by work performed by subcontractors who perform a portion of the work we are obligated to deliver to our clients. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor. In extreme cases, a subcontractor’s performance deficiency could result in the Federal Government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

Our indebtedness and debt service obligations may increase substantially and we will be subject to restriction under debt instruments.

As of December 31, 2005, we had approximately $99.3 million of debt outstanding under our Credit Agreement which had a  borrowing capacity of $160 million, comprised of a $60 million five-year revolving credit facility and a $100 million six-year term loan facility. We further amended this Credit Agreement, pursuant to the First Amendment entered into contemporaneously with the closing of our acquisition of Zen on February 27, 2006, which increased the available term loan amount to approximately $129.3 million. We had approximately $129.3 million of debt outstanding under our Amended Credit Agreement on February 27, 2006 following the closing of our acquisition of Zen.

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

Our Amended Credit Agreement bears interest at variable rates based upon prevailing market interest rates, which exposes us to the risk of increased interest rates. Also, our Amended Credit Agreement requires that we comply with various financial covenants and impose restrictions on us, including restrictions on, among other things, our ability to incur additional indebtedness or liens, make acquisitions and pay dividends on our capital stock.

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

If we fail to comply with the financial covenants in our Amended Credit Agreement, our lenders may exercise remedies, including requiring immediate repayment of all outstanding amounts. These financial covenants are calculated according to the definition of terms contained in the Amended Credit Agreement, which may differ from calculations using generally accepted accounting principles, or GAAP. The financial covenants in our credit facility following the acquisition of Zen include the following:

•       the First Amendment to Credit Agreement amended the leverage ratio that requires us to maintain a ratio of funded debt to consolidated EBITDA for such period as follows:

Period	Amended Term Loan Maximum Ratio
First Amendment Effective Date through fiscal quarter ending June 30, 2006	3.75 to 1.00
July 1, 2006 through fiscal quarter ending June 29, 2007	3.50 to 1.00
June 30, 2007 through fiscal quarter ending June 27, 2008	3.00 to 1.00
June 28, 2008 and thereafter	2.75 to 1.00

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

The borrowings and other amounts due under our Amended Credit Agreement are secured by substantially all of our current and future tangible and intangible assets, including accounts receivable, inventory and capital stock of our existing or future subsidiaries. Our ability to obtain other debt financing may therefore be adversely affected because the lenders under our Amended Credit Agreement will have a prior lien on our assets to secure amounts we owe to them. In addition, upon the occurrence of specified events of default under the Amended Credit Agreement, the lenders would be entitled to demand immediate repayment of all borrowings and other amounts outstanding under the Amended Credit Agreement and to realize upon the collateral pledged under the Amended Credit Agreement to satisfy our obligations to them.

The Amended Credit Agreement also requires us to comply with certain covenants, including, among others, provisions:

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

Sales of a substantial number of shares of common stock in the public market in the course of any offering made pursuant to a registration statement, including any subsequent registration statement, or the perception that such sales could occur, could materially adversely affect the market price of our common stock and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate. As of March 1, 2006, we had 11,426,232 shares of common stock outstanding.

Item 2. Properties

As of December 31, 2005, we leased 27 offices and 3 warehouse at various U.S. locations for an aggregate of 544,970 square feet in 15 states and the District of Columbia, of which we sublease 47,861 square feet to third parties.

Our corporate offices are located at 12012 Sunset Hills Road, Reston, Virginia in approximately 68,000 square feet of leased space.

Our other major offices are located in Colorado Springs, Colorado, Harrisonburg, Virginia, and in the Washington DC metropolitan area.

•       Our Colorado Springs properties consist of approximately 35,000 square feet under a lease that expires in April 2006 and approximately 68,000 square feet under a lease that expires in November 2006. Both of these leased facilities are being replaced by a new 2-building office campus totaling 123,200 square feet. The lease of these campus buildings will begin in May 2006.

•       In Harrisonburg, Virginia we occupy an office (15,507 sq ft under a lease that expires in November 2013) and a contract-committed warehouse (120,000 sq ft under a lease that expires August 2007).

•       In Fairfax, Virginia we have an office consisting of approximately 37,000 square feet under a lease that expires in December 2009.

•       In Arlington, Virginia, our office consists of approximately 14,100 square feet under a lease that expires in December 2012.

•       In Rockville, Maryland, we have an office consisting of approximately 24,000 square feet under a lease expiring in November 2011.

•       Our Columbia, Maryland office occupies 21,223 square feet under a lease expiring in 2012.

•       In Bethesda, Maryland, as a result of acquiring Zen, we have office space of approximately 10,738 square feet under a lease that expires November 30, 2008.

•       In addition, we have employees who work on engagements at other smaller operating locations around the United States.

All of our offices are in new, or reasonably modern, well-maintained buildings. The facilities are substantially utilized and are adequate for present operations. We do not own any real estate.

Item 3. Legal Proceedings

From time to time, we are involved in litigation, claims and disputes that arise in the ordinary course of its business. In addition, we are subject to audit, review, and investigation by various agencies of the Federal Government to determine compliance with applicable federal statutes and regulations. As a Federal Government contractor, we are subject to audit by certain federal agencies to determine if our performance and administration of our government contracts are compliant with contractual requirements and applicable federal statutes and regulations. While we cannot predict the ultimate outcome of legal proceedings, government audits, investigations, claims and disputes to which we are or may be subject, we currently believe, based upon information available to us as of the date of this filing, that any ultimate liability arising out of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

The SEI acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date. Subsequent to the closing date, we received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date. The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by us for this post-closing payment. We believe that, in accordance with GAAP, the SEI selling stockholders should not receive the benefit of the post-closing payment. In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution. We anticipate that this matter will be resolved before the end of 2006.

Item 4. Submission of Matters To a Vote of Security Holders:   The Company had no matters submitted to stockholders for their consideration during the fourth quarter ended December 31, 2005.

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

	High	Low
Year ended December 31, 2005:
First Quarter	$31.29	$23.03
Second Quarter	$30.36	$22.31
Third Quarter	$33.64	$26.84
Fourth Quarter	$31.88	$24.80
Year ended December 25, 2004:
First Quarter	$24.70	$16.25
Second Quarter	$28.77	$20.90
Third Quarter	$24.70	$16.93
Fourth Quarter	$32.64	$20.68

As of March 1, 2006, there were approximately 118 holders of record of our common stock. As of March 1, 2006, the closing price of our common stock was $32.61.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data:   The selected financial data presented below for our 2005, 2004, and 2003 fiscal years are derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data presented below for our 2002 and 2001 fiscal years are derived from our audited consolidated financial statements not included in this Form 10-K. You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Our fiscal year is based on the calendar year and ends each year on the Saturday closest to December 31 of that year. All fiscal years shown below, excluding 2005, include 52 weeks. Fiscal 2005 includes 53 weeks.

	Fiscal Year SI International, Inc.
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$397,919	$262,306	$168,287	$149,351	$146,583
Costs and expenses:
Direct costs	246,481	166,774	101,940	91,240	87,071
Indirect costs	113,015	71,917	51,569	49,404	49,495
Depreciation	2,161	2,231	2,009	1,988	1,653
Amortization	2,292	648	—	—	3,586
Total operating expenses	363,949	241,570	155,518	142,632	141,805
Income from operations	33,970	20,736	12,769	6,719	4,778
Other income (expense)	12	(1)	—	—	—
Interest expense	(6,103)	(2,760)	(606)	(3,319)	(3,451)
Minority interests	—	—	—	(118)	(144)
Change in fair value of put warrants	—	—	—	640	(1,255)
Income (loss) before provision for income taxes	27,879	17,975	12,163	3,922	(72)
Provision for income taxes	10,942	7,098	4,784	1,439	657
Net income	16,937	10,877	7,379	2,483	(729)
Dividends on redeemable cumulative preferred stock	—	—	—	1,954	2,052
Net income (loss) attributable to common stockholders	$16,937	$10,877	$7,379	$529	$(2,781)
Earnings (loss) per common share:
Basic earnings (loss) per share	$1.51	$1.20	$0.87	$0.16	$(1.06)
Diluted earnings (loss) per share	1.45	1.14	0.87	(0.03)	(1.06)
Balance Sheet Data (at period end):
Cash and cash equivalents	$26,160	$3,754	$12,302	$10,856	$470
Working capital	76,023	21,927	39,708	29,937	16,103
Total assets	335,695	212,107	106,627	92,315	80,461
Total debt, including capital lease obligations	99,542	29,291	530	658	40,082
Total stockholders’ equity (deficit)	167,869	145,070	81,547	73,977	(2,431)
Other Financial Data:
EBITDA(1)	$38,423	$23,615	$14,778	$8,707	$10,017
Capital expenditures	2,727	1,225	1,291	1,653	2,577
Net cash provided by (used in) operations	26,599	(1,655)	16,079	5,680	(1,697)
Net cash used in investing activities	(74,821)	(86,665)	(12,241)	(1,653)	(2,577)
Net cash provided by (used in) financing activities	70,628	79,772	(2,392)	6,359	1,152

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

(2)          EBITDA as calculated by us may be calculated differently than EBITDA for other companies. We have provided EBITDA because we believe it is a commonly used measure of financial performance in comparable companies and is provided to help investors evaluate companies on a consistent basis, as well as to enhance an understanding of our operating results. EBITDA should not be construed as either:

•       an alternative to net income (loss), as an indicator of our operating performance; or

•       as an alternative to cash flows as a measure of liquidity.

Reconciliation of Net Income to EBITDA is as follows:

	2005	2004	2003	2002	2001
Net income	$16,937	$10,877	$7,379	$2,483	$(729)
Other expense (income)	(12)	1	—	—	—
Interest expense	6,103	2,760	606	3,319	3,451
Minority interest	—	—	—	118	144
Change in fair value of put warrants	—	—	—	(640)	1,255
Provision for income taxes	10,942	7,098	4,784	1,439	657
Depreciation	2,161	2,231	2,009	1,988	1,653
Amortization	2,292	648	—	—	3,586
EBITDA	$38,423	$23,615	$14,778	$8,707	$10,017

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:   The following discussion and analysis should be read in conjunction with the Item 6. “Selected Consolidated Financial Data,”  the consolidated financial statements and related notes included elsewhere in this Form 10-K, and the forward-looking disclaimer language in italics before Item 1. “Business”.

Our fiscal year is based on a calendar year and ends each year on the Saturday closest to December 31 of that year. As a result, our fiscal year may be comprised of 52 or 53 weeks. Our 2005 fiscal year had 53 weeks. Our 2004 and 2003 fiscal years each had 52 weeks.

Overview

We are, first and foremost, a provider of information technology and network solutions (IT) to the Federal Government. Our clients include the U.S. Air Force, U.S. Army, U.S. Navy, Department of State, Department of Homeland Security, Department of Energy, Department of Agriculture, National Institutes of Health, Federal Retirement Thrift Investment Board, National Guard Bureau, and the Intelligence community. We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, which assist our clients in achieving mission success. We believe that our company is distinguishable from our peers within the federal IT sector in several important respects.

We employ a “Rapid Response • Rapid Deployment™” methodology that enables the rapid standing up of innovative solutions and the incorporation of additional capabilities in rapid succession. This capability allows us to respond to urgent IT imperatives quickly, often in a matter of months, and within a well defined budget. We can, therefore, provide solutions for current IT needs, while establishing a platform for advancing long-term transformational objectives. We possess a proven ability to respond to high priority information technology and network needs through innovation, and an enviable reputation for timely delivery of robust solutions on assignments where failure is not an option. Our Mission Critical, Mission Accomplished solutions enable clients to respond to new mandates, expand the scope of their missions, and reengineer underlying business processes. We have a demonstrated ability of turning troubled IT projects into winning outcomes and realized exceptional growth from high-quality client engagements. We also utilize mature and proven processes to manage and market large-scale ID/IQ contracts, such as C4I2TSR. We employ a diverse, innovative team that effectively utilizes small business partners’ unique skills and expertise for mission critical IT projects.

Fiscal 2005 Review and Fiscal 2006 Outlook

During the past year, we experienced continued growth in our four key focus areas: Defense Transformation, Homeland Defense, Federal IT Modernization, and Mission-Critical Outsourcing. In terms of customer concentration, the DoD continues to grow faster organically than our other customers, which is the result of ongoing defense transformation initiatives that require our specialty in rapidly performing mission-critical work. Virtually all of our engagements with the DoD either directly support, or are closely related to DoD Transformation goals. We will continue aligning our programs and capabilities along our focus areas of Homeland Defense, Federal IT Modernization, Mission-Critical Outsourcing, and Defense Transformation, given these sectors most accurately reflect our customer’s highest priorities. The Federal Government’s increased use of technology as a weapon in the war on terrorism and to enhance operational efficiency among federal agencies drove our growth in 2005. We expect that government initiatives involving information sharing, “net-centric” warfare, and business process transformation will be among our customer base’s key focus areas in 2006.

With the SEI acquisition, our support to civilian agencies increased as a percentage of total revenue. SEI’s largest client was the Department of Homeland Security. The national priority on securing our borders, along with urgent need for information sharing and other critical Department of Homeland

Security issues, will continue driving the demand for budget increases in homeland defense. With the Bridge acquisition, we expanded our presence in the Intelligence community. We believe that this ongoing need for improved intelligence collection will not diminish. For the foreseeable future, we anticipate that DoD’s, Department of Homeland Security’s, and the Intelligence community’s IT and network requirements will be the largest drivers of our organic growth. Also, strategic acquisitions that add value will continue to impact our future customer mix. Finally, the recent Zen acquisition provides us with greater access to new customers and additional cross-selling opportunities for our portfolio of mission-critical solutions.

The addition of SEI and Bridge allowed us to continue supporting our existing customer base, while strengthening our position with the Deparment of Homeland Security and the Intelligence community. After consummating the SEI and Bridge acquisitions, we realigned our practice areas in 2005 to reflect the additional areas of expertise that we obtained from these two companies. Our eight practice areas now consist of program management & acquisition support, integrated solutions development, information security, records management, learning solutions, systems engineering, network solutions, and mission-critical outsourcing.

In 2005, Congress delayed approving the government fiscal 2006 appropriations bills. For us, this impact was largely confined to new project starts previously forecasted for our fourth quarter fiscal 2005. Even in years where Congress passed appropriations bills in a timely fashion, it is not uncommon for several months to pass before funding was actually issued. With the combination of the GSA’s reorganization and recent contract award delays, we expect that government agencies will continue moving away from using GSA contract vehicles and start utilizing government-wide and agency-specific contract vehicles more frequently in 2006 until the GSA reorganization is complete.

In fiscal 2005 and fiscal 2004, we received 98.1% and 96.6%, respectively, of our revenues from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors, and 1.9% and 3.4%, respectively, of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the DoD includes revenue generated from work performed under engagements for both the DoD and the Intelligence community.

	Fiscal Year
	2005	2004	2003
Department of Defense	46.9%	52.8%	54.5%
Federal civilian agencies	51.2%	43.8%	39.2%
Commercial entities	1.9%	3.4%	6.3%
Total revenue	100.0%	100.0%	100.0%

As a result of the Zen acquisition, we believe that the percentage of our revenue attributable to the DoD and federal civilian agencies should increase, and the percentage of our revenue attributable to commercial entities, including international operations, should decrease marginally.

We have derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Fiscal Year
	2005	2004	2003
Prime contract revenue	75.4%	80.6%	84.3%
Subcontract revenue	24.6%	19.4%	15.7%
Total revenue	100.0%	100.0%	100.0%

As a result of the Zen acquisition, we believe the percentage of our prime contract revenue may increase marginally.

Our services are provided under three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Fiscal Year
	2005	2004	2003
Cost reimbursable	30.0%	31.1%	38.3%
Time and materials	43.8%	46.3%	35.1%
Fixed price	26.2%	22.6%	26.6%
Total	100.0%	100.0%	100.0%

As a result of the acquisition of Zen, we anticipate that during fiscal year 2006 that the percentage of our revenue attributable to time and materials and fixed price contracts may increase marginally.

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

Approximately 19.5% of our revenue recognized during fiscal 2005 was derived from contracts that, as of February 28, 2006, are, or are expected to become, subject to competitive bids prior to the end of government fiscal 2006. We actively monitor our relationships with our clients during our engagements, as well as the quality of the service we provide, to assist in our efforts to win recompetition bids. In addition, we strive to maintain good relationships with a wide variety of government contractors.

Recent Events

Zen Acqusition.   On February 27, 2006, we closed the acquisition of Zen. Zen is a provider of critical IT services, specializing in managed network services, information assurance, software development and systems engineering, database and systems administration and IT consulting to various U.S. Government agencies.  Zen’s largest clients include the Missile Defense Agency (MDA), Department of Defense’s Washington Headquarters Services (WHS), Federal Communications Commission (FCC), the Pension Benefit Guaranty Corporation (PBGC), and the Federal Trade Commission (FTC).  As a result of our acquisition of Zen, we gained approximately 275 employees, of which approximately 50% hold security clearances.  The acquisition of Zen provides additional scale with existing customers as well as diversification with new government customers.

Pursuant to the terms of the Zen Agreement we acquired all of the outstanding capital stock of Zen for $60 million in cash, of which we are withholding $6 million for 15 months in order to secure post-closing indemnity obligations of the sellers.  The purchase price is subject to a two-way adjustment based upon whether the working capital of Zen as of the closing date was above or below the target working capital specified in the Zen Agreement.  Each of the parties to the Zen Agreement has made customary representations and warranties and agreed to certain indemnification obligations.   The transaction was funded through cash-on-hand, a subordinated Seller’s Note in the amount of $6 million, and borrowing from our newly amended credit facility, which is described below. We expect the acquisition to be accretive to earnings.  Zen’s trailing twelve months revenue ended November 30, 2005, was approximately $38 million (unaudited).

Amendment to Credit Facility.   On February 27, 2006, we entered into the First Amendment. The First Amendment provides new terms and conditions with respect to the term loan portion of the Credit Agreement and increased the available term loan amount to approximately $129.3 million from approximately $99.3 million. The funds borrowed under the new term loan were used to (a) refinance the initial term loan; (b) to finance the acquisition of Zen; and (c) to provide for working capital, capital expenditures and other general corporate purposes. The First Amendment amended the leverage ratio that requires us to maintain a ratio of funded debt to consolidated EBITDA for such period as follows:

Period	New Maximum Ratio	Prior Maximum Ratio
First Amendment Effective Date through fiscal quarter ending June 30, 2006	3.75 to 1.00	3.50 to 1.00
July 1, 2006 through fiscal quarter ending June 29, 2007	3.50 to 1.00	3.25 to 1.00
June 30, 2007 through fiscal quarter ending June 27, 2008	3.00 to 1.00	3.00 to 1.00
June 28, 2008 and thereafter	2.75 to 1.00	2.75 to 1.00

These ratios will be calculated in accordance with the definitions and terms contained in the Amended Credit Agreement, which may be different than calculations pursuant to GAAP.

NVC Contract Award.   On January 31, 2006, in a recompetition for our expiring National Visa Center, or NVC, contract, we were awarded the successor contract for the NVC contract by the Department of State. Under the contract, we anticipate performing over 20 million immigrant visa transactions each year at the NVC in Portsmouth, New Hampshire and at the Kentucky Consular Center in Williamsburg, Kentucky. The prime contract has a one-year base period and four one-year options with a potential value of approximately $84 million, inclusive of the options. The prior NVC contract generated 9.1% of our total revenues in fiscal 2005 and 9.2% of our total revenues in fiscal 2004.

Acceleration of Vesting of Stock Options.   On December 13, 2005, our Board of Directors approved the accelerated vesting of unvested stock options previously awarded to employees, officers and directors as of December 7, 2005 in light of new accounting regulations that were to come into effect January 1, 2006. Based on the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), the Board took the action to accelerate the unvested stock with the belief that it is in the best interest of stockholders, as it will reduce the Company’s reported compensation expense in future periods.

Liquidity and Capital Resources

General.   Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Amended Credit Agreement.

We anticipate that our long-term liquidity requirements, including any further acquisitions, will be funded through a combination of cash flow from operations, borrowings under our Amended Credit Agreement, additional secured or unsecured debt or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Amended Credit Agreement.

Cash and Cash Equivalents.   We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, as of the end of fiscal 2005, fiscal 2004, and fiscal 2003 were $34.0 million, $5.8 million, and $23.3 million, respectively.

Cash Flow.   The following table sets forth our sources and uses of cash for the years ended December 31, 2005, 2004 and 2003.

	Fiscal Year
	2005	2004	2003
	(in thousands)
Net cash provided by (used in) operations	$26,599	$(1,655)	$16,079
Net cash used in investing activities	(74,821)	(86,665)	(12,241)
Net cash provided by (used in) financing activities	70,628	79,772	(2,392)
Net (decrease) increase in cash	$22,406	$(8,548)	$1,446

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash provided by operations in fiscal 2005 was attributable to net income of $16.9 million, plus depreciation, amortization and other non-cash items of $9.9 million. Cash used in operations in fiscal 2004 was attributable to an increase in working capital of $18.6 million, partially offset by net income of $10.9 million plus depreciation, amortization and other non-cash items of $6.0 million. Cash provided by operations in fiscal 2003 was attributable to net income of $7.4 million plus depreciation, amortization and other non-cash items of $2.6 million and a decrease in working capital of $6.1 million.

Our cash flow used in investing activities consists primarily of capital expenditures, the purchase and sale of marketable securities, and acquisitions. In fiscal 2005, we paid $74.0 million for SEI, purchased $42.1 million of marketable securities, and purchased capital assets totalling $2.7 million. We partially offset the cash use with $36.2 million of proceeds from the sale of marketable securities. In fiscal 2004, we paid $64.9 million and $29.5 million, respectively, for Matcom and Bridge acquisitions, purchased $2.1 million of marketable securities, and purchased capital assets totalling $1.2 million. We partially offset the cash use with $11.0 million of proceeds from the sale of marketable securities. In fiscal 2003 we purchased $35.6 million of marketable securities and invested $1.3 million in capital assets. We partially offset the cash use with $24.7 million of proceeds from the sale of marketable securities.

Our cash flow provided by financing activities consists primarily of borrowings under and payments on our credit facility. Cash provided by financing activities for fiscal year 2005 was attributable to proceeds of $100.0 million from the term loan portion of our credit facility, and proceeds of $3.7 million from the exercise of stock options. Cash provided by financing activities was partially offset by repayments of borrowings under the line of credit portion of our credit facility of $29.0 million, payment of debt issuance fees of $3.2 million, partial repayment of the term loan portion of our credit facility of $0.8 million, and repayments of capital leases of $0.1 million. Cash provided by financing activities for fiscal year 2004 was attributable to proceeds of $51.2 million from issuance of common stock from our underwritten public common stock offering, proceeds of $30.0 million from the term loan portion of our credit facility, proceeds of $29.0 million from borrowings on the line of credit portion of the credit facility, and proceeds of $0.9 million from the exercise of stock options. Cash provided by financing activities was partially offset by the repayment of $30.0 million for the term loan portion of our credit facility, payment of debt issuance fees of $1.2 million, and repayments of capital lease obligations of $0.1 million. Cash used in financing activities for fiscal year 2003 was attributable to repayments of bank overdrafts of $2.2 million, $0.1 million partial repayment of an outstanding note from the acquisition of Systems Technology Associates, and payments for our capital leases of $0.1million, partially offset by proceeds from the exercise of stock options of $0.1 million.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated.

	Fiscal Year
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	61.9	63.6	60.6
Indirect costs	28.4	27.4	30.6
Depreciation	0.5	0.9	1.2
Amortization	0.6	0.2	0.0
Total operating expenses	91.4	92.1	92.4
Income from operations	8.6	7.9	7.6
Interest expense	(1.5)	(1.1)	(0.4)
Income before provision for income taxes	7.1	6.8	7.2
Provision for income taxes	2.8	2.7	2.8
Net income	4.3%	4.1%	4.4%

Fiscal year 2005 compared with fiscal year 2004

Revenue.   Substantially all of our revenue is derived from services and solutions provided to the Federal Government, primarily by our employees and, to a lesser extent, our subcontractors. Revenues from work under Federal Government contracts increased 54.0% to $390.3 million from $253.4 million for the same period in 2004. This increase was attributable to federal business acquired, new contract awards, successful recompetition wins on existing programs and growth within existing programs in our three focus areas: Federal IT Modernization/ Mission-Critical Outsourcing, Defense Transformation, and Homeland Defense. Commercial and other revenues decreased 14.5% to $7.6 million in 2005 from $8.9 million in 2004. This decrease was attributable to our continued focus on opportunities for the Federal Government. We expect revenue growth to continue primarily from Federal Government civilian and defense organizations.

Direct costs.   Direct costs include direct labor and other direct costs, such as materials and subcontracts, incurred to provide our services and solutions to our customers. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. The increase in direct costs from fiscal 2004 to fiscal 2005 was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 61.9% for fiscal 2005 as compared to 63.6% for fiscal 2004. Direct costs will continue to increase in conjunction to revenue growth.

Indirect costs.   Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. The increase in indirect costs from fiscal 2004 to fiscal 2005 was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs. In fiscal 2005, indirect costs were 28.4% of revenue compared to 27.4% of revenue in fiscal 2004. However, we believe in future years, indirect costs will continue to grow, but should decrease as a percentage of sales.

Depreciation and Amortization.   Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, leasehold improvements and intangible assets. As a percentage of revenue, depreciation was 0.5% for fiscal 2005 as compared to 0.9% for the same period in fiscal 2004.

Amortization of Intangible Assets.   Amortization of intangible assets includes the amortization of intangible assets acquired in connection with the acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets. We discontinued the amortization of goodwill effective December 30, 2001. Identifiable intangible assets are amortized over their estimated useful lives. Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized proportionately against the acquired backlog. For the fiscal year ended December 31, 2005, we amortized $2.3 million of intangible assets which we capitalized in connection with the acquisitions of Bridge, SEI, and Matcom. For the fiscal year ended December 25, 2004, we amortized $0.6 million of intangible assets which we capitalized in connection with the acquisition of Matcom.

Income from operations.   This increase in income from operations from fiscal 2004 to fiscal 2005 was attributable primarily to the increase in revenue. As a percentage of revenue, income from operations was 8.6% for fiscal 2005 as compared to 7.9% in fiscal 2004. We anticipate continued improvement in our operating margin.

Interest expense.   Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings under our credit facility and, going forward, to a lesser extent, our interest rate swap agreement. The increase in interest expense from fiscal 2004 to fiscal 2005 was attributable primarily to the borrowing of debt subsequent to the acquisitions of Bridge, SEI and Matcom. As a percentage of revenue, interest expense was 1.5% for fiscal 2005 as compared to 1.1% for the same period in fiscal 2004. We anticipate an increase in interest expense in fiscal year 2006 due to increased borrowings under our

Amended Credit Agreement made in connection with the Zen acquisition. Interest expense included $705,000 and $1,000,000 of amortization and write-off of deferred financing costs during fiscal 2005 and fiscal 2004.

Provision for income taxes.   Our effective tax rate is typically greater than the federal statutory rate of 34% due primarily to state income tax rates and certain nondeductible expenses. Our fiscal year 2005 tax provision represents an effective tax rate of 39.5%. Our fiscal 2004 tax provision represents an effective tax rate of 39.3%.

Fiscal year 2004 compared with fiscal year 2003

Revenue.   Revenues from work under Federal Government contracts increased 60.7% to $253.4 million from $157.7 million for the same period in 2003. This increase was attributable to federal business acquired, new contract awards, successful recompetition wins on existing programs and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing. Commercial and other revenues decreased 16.0% to $8.9 million in 2004 from $10.6 million in 2003. This decrease was attributable to our continued focus on opportunities for the Federal Government.

Direct costs.   The increase in direct costs from fiscal 2003 to fiscal 2004 was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 63.6% for fiscal 2004 as compared to 60.6% for fiscal 2003.

Indirect costs.   The increase in indirect costs from fiscal 2003 to fiscal 2004 was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs.

Depreciation and Amortization.   The increase in depreciation and amortization from fiscal 2003 to fiscal 2004 was attributed primarily to increased capital expenditures and the acquisition of Matcom. As a percentage of revenue, depreciation was 0.9% for fiscal 2004 as compared to 1.2% for the same period in fiscal 2003.

Amortization of Intangible Assets.   For the fiscal year ended December 25, 2004, we amortized $0.6 million of intangible assets which we capitalized in connection with the acquisition of Matcom. There was no amortization of intangible assets for the fiscal year ended December 27, 2003.

Income from operations.   The increase in income from operations from fiscal 2003 to fiscal 2004 was attributable primarily to the increase in revenue. As a percentage of revenue, income from operations was 7.9% for fiscal 2004 as compared to 7.6% in fiscal 2003.

Interest expense.   The increase in interest expense from fiscal 2003 to fiscal 2004 was attributable primarily to the borrowing of debt subsequent to the acquisition of Matcom. As a percentage of revenue, interest expense was 1.1% for fiscal 2004 as compared to 0.4% for the same period in fiscal 2003. Interest expense included $1,000,000 and $379,000 of amortization and write-off of deferred financing costs during fiscal 2004 and fiscal 2003.

Provision for income taxes.   Our fiscal year 2004 tax provision represents an effective tax rate of 39.5%. Our fiscal 2003 tax provision represents an effective tax rate of 39.3%.

The following table sets forth certain items from our consolidated statements of operations.

	Fiscal Year			Percentage Change
	2005	2004	2003	2005 - 2004	2004 - 2003
Revenue	$397,919	$262,306	$168,287	51.7%	55.9%
Direct Costs	246,481	166,774	101,940	47.8%	63.6%
Indirect Costs	113,015	71,917	51,569	57.1%	39.5%
Depreciation/Amortization	2,161	2,231	2,009	(3.1%)	11.0%
Amortization of Intangible Assets	2,292	648	—	253.7%	100.0%
Income from Operations	33,970	20,736	12,769	63.8%	62.4%
Other Income (Expense)	12	(1)	0	0.0%	0.0%
Interest Expense	(6,103)	(2,760)	(606)	121.1%	355.4%
Provision for Income Taxes	10,942	7,098	4,784	54.2%	48.4%
Net Income	16,937	10,877	7,379	55.7%	47.4%

Supplemental Quarterly Information

The following table sets forth quarterly unaudited consolidated financial data for the fiscal quarters of 2005 and 2004, expressed in dollars and as a percentage of total revenues for the respective periods. We believe that this unaudited financial information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for each period. All of the fiscal quarters reflected in the following table had thirteen weeks, except for the fourth quarter of fiscal 2005, which has fourteen weeks.  Some unevenness of revenue from quarter to quarter exists primarily because of the timing of purchases of materials necessary to perform certain obligations under our C4I2SR contract with U.S. Air Force Space Command.

	Fiscal Year 2005				Fiscal Year 2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(dollars in thousands)
Revenue	$83,717	$95,983	$101,775	$116,444	$55,970	$63,814	$72,926	$69,596
Costs and expenses:
Direct costs	52,603	58,598	62,743	72,537	33,529	38,801	49,106	45,339
Indirect costs	23,580	27,929	28,723	32,783	17,309	19,049	17,615	17,943
Depreciation	551	531	504	575	589	598	516	527
Amortization	457	611	612	612	113	192	171	171
Total operating expenses	77,191	87,669	92,582	106,507	51,540	58,640	67,408	63,980
Income from operations	6,526	8,314	9,193	9,937	4,430	5,174	5,518	5,616
Other income (expense)	(99)	14	64	33			(62)	61
Interest expense	(1,097)	(1,659)	(1,690)	(1,657)	(534)	(738)	(693)	(796)
Provision for income taxes	2,106	2,633	2,989	3,214	1,539	1,752	1,881	1,926
Net income	$3,224	$4,036	$4,578	$5,099	$2,357	$2,684	$2,882	$2,955
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	62.8	61.1	61.6	62.3	59.9	60.8	67.2	65.1
Indirect costs	28.2	29.1	28.2	28.2	30.9	29.9	24.2	25.8
Depreciation	0.7	0.6	0.5	0.5	1.1	0.9	0.7	0.8
Amortization	0.5	0.6	0.6	0.5	0.2	0.3	0.2	0.2
Total operating expenses	92.2	91.4	90.9	91.5	92.1	91.9	92.3	91.9
Income from operations	7.8	8.6	9.1	8.5	7.9	8.1	7.7	8.1
Other income (expense).	(0.1)	0.0	0.1	0.0			(0.1)	0.1
Interest expense	(1.3)	(1.7)	(1.7)	(1.4)	(1.0)	(1.2)	(1.0)	(1.1)
Provision for income taxes	2.5	2.7	2.9	2.7	2.7	2.7	2.6	2.8
Net income	3.9%	4.2%	4.5%	4.4%	4.2%	4.2%	4.0%	4.3%

Tabular Disclosure of Contractual Obligations

Our contractual obligations as of December 31, 2005 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	1 year	2 - 3 years	4 - 5 years	More than 5 years
Capital Lease	324	116	160	48	—
Operating Lease	41,029	8,373	12,387	12,092	8,177
Credit Agreement	99,250	1,000	2,000	2,000	94,250
Total	140,603	9,489	14,547	14,140	102,427

Purchase obligations related to existing contracts are with the Federal Government and, in the event any contracts are terminated, we would have the ability to submit a termination claim for outstanding purchases.

In connection with our acquisition of Zen, we borrowed approximately $129.3 million in long-term debt which will be repaid in consecutive quarterly payments of $323,125 each, starting from March 31, 2006 through December 31, 2010, and a final payment of approximately $122.8 million on February 9, 2011.

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time and materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Our cost reimbursable contracts automatically adjust for changes in cost. Under our fixed-price contracts, we include a predetermined escalation factor, but we have generally have not been adversely affected by inflation.

Off-Balance Sheet Arrangements

During fiscal 2005, we were not a party to any off-balance sheet arrangements.

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

Revenue Recognition

We recognize revenue under its contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated. Revenue is earned under cost reimbursable, time and materials and fixed price contracts. Direct contract costs are expensed as incurred.

Under cost reimbursable contracts, we are reimbursed for allowable costs, and paid a fee, which may be fixed or performance-based. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned. We consider fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For cost reimbursable contracts that include performance based fee incentives, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance.

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

Our contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, we consider our previous experiences with our customers, communications with our customers regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

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

Stock Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of our stock at the date of the grant over the exercise price of the related option. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2003. The disclosures determine compensation cost for our stock options based on SFAS No. 123, which reflects the fair value of each option estimated on the date of grant using the Black-Scholes option-pricing model.

In December 2004, the FASB issued FASB Statement No. 123(R) (revised 2004), Share Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning January 1, 2006. All public companies must use either the modified prospective or the modified retrospective transition method. (See “—Recent Events” above for a discussion of changes to our Stock Option programs.)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facility. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. As part of this strategy, we may use interest rate swap arrangements to manage or hedge our interest rate risk. We do not use derivative financial instruments for speculative or trading purposes.

As of December 31, 2005, we had $99.25 million outstanding under our Credit Agreement. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $250,000 for the three months ended December 31, 2005.

Effective February 14, 2006, an interest swap agreement came into effect which reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $30.0 million and, as of December 31, 2005, had a rate ranging from 4.05% to 4.74%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current overall rate of 5.78%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of SI International, Inc. are submitted on pages F-1 through F-36 of this report.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Quarterly Assessment.   We carried out an assessment as of December 31, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

CEO and CFO Certifications.   Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting.   Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•       pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management or our Board of Directors; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Limitations on the Effectiveness of Controls.   Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments.   The assessment by our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and discussions with our Disclosure Control Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting.

Our internal control over financial reporting is also assessed on an ongoing basis by management and other personnel in our Accounting and Internal Audit departments. Management’s annual assessment of our internal control over financial reporting is audited by our independent registered public accounting firm. We consider the results of these various assessment activities as we monitor our disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, management sought in its assessment to determine whether there were any “material weaknesses” in the Company’s internal control over financial reporting, or whether management had identified any acts of fraud involving senior management, management, or other personnel who have a significant role in our internal control over financial reporting. This information was important both for the assessment generally and because the Section 302 certifications require that our Chief Executive Officer and Chief Financial Officer disclose that information to the Audit Committee of the Board of Directors and to our independent auditors and to report on related matters in this section of the Annual Report on Form 10-K. In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a “control deficiency,” or a combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. Management also sought to deal with other control matters in the assessment, and in each case if a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

Evaluation of Disclosure Controls and Procedures.   As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management,

including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report that is included elsewhere herein.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting for the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control for financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the definitive proxy statement of SI International, Inc. for its 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Documents filed as part of this Report

1.                 Financial Statements.

A.	Report of Independent Registered Public Accounting Firm
B.	Report of Independent Registered Public Accounting Firm on Internal Control over Finanacial Reporting
C.	Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004
D.	Consolidated Statements of Operations for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003
E.	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003
F.	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003
G.	Notes to Consolidated Financial Statements

2.                 Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

3.                 Exhibits.

The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

(b)         Exhibits.

See Item 15(a)(3) above.

(c)   Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2006.

SI INTERNATIONAL, INC.
By:	/s/ S. BRADFORD ANTLE
S. Bradford Antle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date
/s/ S. BRADFORD ANTLE	President, Chief Executive Officer	March 15, 2006
S. Bradford Antle	and Director (Principal Executive Officer)
/s/ THOMAS E. DUNN	Executive Vice President, Chief	March 15, 2006
Thomas E. Dunn	Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ RAY J. OLESON	Executive Chairman of the Board	March 15, 2006
Ray J. Oleson
/s/ CHARLES A. BOWSHER	Director	March 15, 2006
Charles A. Bowsher
/s/ JAMES E. CRAWFORD, III	Director	March 15, 2006
James E. Crawford, III
/s/ WALTER J. CULVER, JR.	Director	March 15, 2006
Walter J. Culver, Jr.
/s/ WALTER C. FLORENCE	Director	March 15, 2006
Walter C. Florence
/s/ GENERAL R. THOMAS MARSH	Director	March 15, 2006
General R. Thomas Marsh (USAF-Ret.)
/s/ EDWARD H. SPROAT	Director	March 15, 2006
Edward H. Sproat
/s/ JOHN P. STENBIT	Director	March 15, 2006
John P. Stenbit

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1

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

2.2

Stock Purchase Agreement among the Company, Zen, and the stockholders of Zen dated February 8, 2006(*). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc., hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission).

3.1

Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964) filed on October 25, 2002 (the “Third Amendment”) and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as amended (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 11, 2005 and incorporated herein by reference).
4.1	Registration Rights Agreement, as amended (filed as Exhibit 4.1 to the Third Amendment and incorporated herein by reference).
4.2

Specimen Certificate of our common stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964) filed on November 5, 2002 (the “Fourth Amendment”) and incorporated herein by reference).

4.3

Stock Purchase Agreement, as amended (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964) filed on November 8, 2002 (the “Fifth Amendment”), and incorporated herein by reference).

4.4	Amendment to Stock Purchase Agreements (filed as Exhibit 4.4 to the Fourth Amendment and incorporated herein by reference).
10.1

2002 Amended and Restated Omnibus Stock Incentive Plan (filed as Annex B to the Company’s Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Stockholders filed on April 21, 2005 and incorporated herein by reference).

10.2

January 2001 Nonqualified Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964) filed on June 24, 2002 (the “First Amendment”) and incorporated herein by reference).

10.3	SI International, Inc. 2001 Service Award Stock Option Plan (filed as Exhibit 10.3 to the First Amendment and incorporated herein by reference).
10.4	1998 Stock Option Plan (filed as Exhibit 10.5 to the First Amendment and incorporated herein by reference).
10.5

Non-Qualified Deferred Compensation Plan, as amended (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference).

10.6

Form of SI International, Inc. Stock Option Agreement Evidencing Grant of Stock Options Under the SI International, Inc. 2002 Stock Incentive Plan, Including Notice of Stock Option Grant (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 17, 2006 and incorporated herein by reference).

10.7	Notice of Stock Option Acceleration of Vesting (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10.8	Amended and Restated Credit Agreement (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).
10.9	First Amendment to Amended and Restated Credit Agreement (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 and incorporated herein by reference).
10.10	Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.6 to the Third Amendment and incorporated herein by reference).
10.11	Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.8 to the Third Amendment and incorporated herein by reference).
10.12	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference).
10.13	Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.10 to the Third Amendment and incorporated herein by reference).
10.14	Executive Employment Agreement with Paul R. Brubaker (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2005 and incorporated herein by reference).
10.15	Executive Employment Agreement with Harry D. Gatanas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 14, 2005 and incorporated herein by reference).
10.16	Executive Employment Agreement with Marylynn Stowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A on February 2, 2006 and incorporated herein by reference).
10.17	Executive Employment Agreement with P. Michael Becraft (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 24, 2006 and incorporated herein by reference).
10.18

Consulting Services Agreement with Walter J. Culver (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference).

10.19	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
21.1	Subsidiaries of the registrant (*).
23.1	Consent of Ernst & Young LLP (*).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a 14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*                    Indicates filed herewith.

INDEX TO FINANCIAL STATEMENTS

PAGE
SI INTERNATIONAL, INC.
Report of Independent Registered Public Accounting Firm	F 2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3
Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004	F-4
Consolidated Statements of Operations for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003	F-5
Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003	F-6
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SI International, Inc.

We have audited the accompanying consolidated balance sheets of SI International, Inc. and subsidiaries (as defined in Note 1) (the Company) as of December 31, 2005 and December 25, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI International, Inc. and subsidiaries at December 31, 2005 and December 25, 2004, and the consolidated results of its operations and its cash flows for the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SI International, Inc. and its subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 3, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SI International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that SI International, Inc. and subsidiaries (as defined in Note 1) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SI International’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SI International, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SI International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SI International, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003 and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 3, 2006

SI International, Inc.
Consolidated balance sheets
As of December 31, 2005 and December 25, 2004
(Amounts in thousands, except share and per share data)

	December 31, 2005	December 25, 2004
Assets
Current assets:
Cash and cash equivalents	$26,160	$3,754
Marketable securities	7,850	2,000
Accounts receivable, net	93,633	65,710
Deferred tax asset	422	2,740
Other current assets	6,276	3,503
Total current assets	134,341	77,707
Property and equipment, net	5,908	4,971
Intangible assets, net	16,483	6,575
Other assets	5,655	2,142
Goodwill	173,308	120,712
Total assets	$335,695	$212,107
Liabilities and stockholders’ equity
Current liabilities:
Note Payable—Line of Credit	$—	$28,954
Current portion of long-term debt	1,000	—
Accounts payable	25,364	11,225
Accrued expenses and other current liabilities	29,674	15,603
Note payable—former owner of acquired business	2,280	—
Total current liabilities	58,318	55,782
Long-term debt, net of current portion	98,250	—
Note payable—former owner of acquired business	—	2,280
Deferred income tax	5,221	5,046
Other long-term liabilities	6,037	3,929
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 11,341,222 and 11,047,533 shares issued and outstanding as of December 31, 2005 and December 25, 2004, respectively	114	111
Additional paid-in capital	133,843	128,192
Deferred compensation	—	(208)
Retained earnings	33,912	16,975
Total stockholders’ equity	167,869	145,070
Total liabilities and stockholders’ equity	$335,695	$212,107

The accompanying notes are an integral part of these consolidated balance sheets.

SI International, Inc.
Consolidated statements of operations
For the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003
(Amounts in thousands, except per share data)

	Fiscal Year
	2005	2004	2003
Revenue	$397,919	$262,306	$168,287
Costs and expenses:
Direct costs	246,481	166,774	101,940
Indirect costs	113,015	71,917	51,569
Depreciation	2,161	2,231	2,009
Amortization	2,292	648	—
Total operating expenses	363,949	241,570	155,518
Income from operations	33,970	20,736	12,769
Other income (expense)	12	(1)	—
Interest expense	(6,103)	(2,760)	(606)
Income before provision for income taxes	27,879	17,975	12,163
Provision for income taxes	10,942	7,098	4,784
Net income	$16,937	$10,877	$7,379
Earnings per common share:
Basic net income per common share	$1.51	$1.20	$0.87
Diluted net income per common share	$1.45	$1.14	$0.87
Basic weighted-average shares outstanding	11,185	9,041	8,446
Diluted weighted-average shares outstanding	11,690	9,507	8,488

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc.
Consolidated statements of stockholders’ equity
For the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003
(Amounts in thousands, except share data)

	Stockholders’ equity (deficit)
	Common stock		Additional		Retained earnings
	Shares	Amount	paid-in Capital	Deferred Compensation	(Accumulated deficit)	Total
Balance, December 28, 2002	8,439,741	85	75,682	(509)	(1,281)	73,977
Exercise of stock options	11,766	—	67	—	—	67
Compensatory stock option grants/amortization of deferred compensation	—	—	(37)	169	—	132
Offering costs	—	—	(8)	—	—	(8)
Net income	—	—	—	—	7,379	7,379
Balance, December 27, 2003	8,451,507	$85	$75,704	$(340)	$6,098	$81,547
Exercise of stock options	76,026	1	929	—	—	930
Amortization of deferred compensation	—	—	(3)	132	—	129
Option exercise tax effect	—	—	348	—	—	348
Offering proceeds, net of offering costs	2,520,000	25	51,214	—	—	51,239
Net income	—	—	—	—	10,877	10,877
Balance, December 25, 2004	11,047,533	$111	$128,192	$(208)	$16,975	$145,070
Exercise of stock options	293,689	3	3,735	—	—	3,738
Amortization of deferred compensation	—	—	(12)	136	—	124
Stock-based compensation	—	—	415	72	—	487
Option exercise tax effect	—	—	1,561	—	—	1,561
Other	—	—	(48)	—	—	(48)
Net income	—	—	—	—	16,937	16,937
Balance, December 31, 2005	11,341,222	$114	$133,843	$—	$33,912	$167,869

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc.
Consolidated statements of cash flows
For the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003
(Amounts in thousands)

	Fiscal Year
	2005	2004	2003
Cash flows from operating activities:
Net income	$16,937	$10,877	$7,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,161	2,231	2,009
Amortization of intangible assets	2,292	648	—
Loss on disposal of fixed assets	56	14	178
Income tax benefit for stock option exercises	1,561	348	—
Stock-based compensation	611	132	132
Deferred income tax provision	2,493	1,686	(98)
Amortization of deferred financing costs and debt discount	705	416	379
Non-cash loss due to early repayment of debt	—	584	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(14,629)	(16,096)	(2,106)
Other current assets	(2,684)	116	(266)
Other assets	(1,000)	(668)	(106)
Accounts payable and accrued expenses	15,421	143	4,996
Deferred revenue	(275)	(3,686)	2,901
Other long term liabilities	2,950	1,600	681
Net cash provided by (used in) operating activities	26,599	(1,655)	16,079
Cash flows from investing activities:
Purchase of property and equipment, net	(2,727)	(1,225)	(1,291)
Proceeds from sale of marketable securities	36,200	11,000	24,650
Purchase of marketable securities.	(42,050)	(2,050)	(35,600)
Former owner payable.	8,041	—	—
Cash paid for acquisition of MATCOM International Corp.	(82)	(64,918)	—
Cash paid for acquisition of Bridge Tech. Corp., net of cash assumed	(197)	(29,472)	—
Cash paid for acquisition of Shenandoah Electronic Intelligence, Inc., net of cash assumed	(74,006)	—	—
Net cash used in investing activities	(74,821)	(86,665)	(12,241)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	(48)	51,239	—
Proceeds from exercise of stock options	3,738	927	59
Repayments of bank overdrafts	—	—	(2,201)
Net (repayments) borrowings under line of credit	(28,954)	28,954	—
Payments of debt issuance fees	(3,238)	(1,202)	—
Repayments of notes payable	—	—	(140)
Proceeds from long-term debt	100,000	30,000	—
Repayments of long-term debt and borrowings from stockholders	(750)	(30,000)	—
Repayments of capital lease obligations	(120)	(146)	(110)
Net cash provided by (used in) financing activities	70,628	79,772	(2,392)
Net change in cash and cash equivalents	22,406	(8,548)	1,446
Cash and cash equivalents, beginning of period	3,754	12,302	10,856
Cash and cash equivalents, end of period	$26,160	$3,754	$12,302
Supplemental disclosures of cash flow information:
Cash payments for interest	$5,059	$1,857	$339
Cash payments for income taxes	$3,593	$6,181	$3,920
Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$126	$289	$122

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

Reporting periods

The Company’s fiscal year ends on the Saturday nearest December 31. All fiscal years presented, excluding 2005, include 52 weeks. Fiscal 2005 includes 53 weeks. The Company’s quarters end on the Saturday nearest to the applicable quarterly month-end.

Cash and cash equivalents

The Company considers all investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Marketable securities

During fiscal 2004, the Company invested in auction rate securities which are associated with municipal bond offerings, and had final maturity dates ranging from 2004 to 2034. These securities were previously classified as cash and cash equivalents. The accompanying December 25, 2004 Consolidated Balance Sheet has been adjusted to reflect the reclassification of $2.0 million in auction rate securities from cash and cash equivalents to marketable securities. This reclassification had no impact on the Company’s debt covenants or interest expense.

At the end of fiscal 2005, marketable securities consisted primarily of auction rate securities with final maturity dates ranging from 2024 to 2035. All of these securities were sold during February 2006.

The Company’s marketable securities are classified as available for sale and are recorded at quoted market prices that approximate cost. Both realized and unrealized gains and losses were not material in the fiscal years ended 2005, 2004 and 2003.

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

Significant customers

Revenue generated from contracts with the Federal Government, both directly and through other prime contractors, accounted for a significant percentage of revenues in the fiscal years 2005, 2004, and 2003.

	% of revenues Fiscal year
	2005	2004	2003
Department of Defense	46.9%	52.8%	54.5%
Federal civilian agencies	51.2	43.8	39.2
Commercial entities	1.9	3.4	6.3
Total revenue	100.0%	100.0%	100.0%

We had only one contract that generated more than 10% of our revenue for fiscal year 2005 and 2004. For the fiscal year ended December 27, 2003 we had two contracts that generated more than 10% of our revenue. For the fiscal year 2005, fiscal 2004, and fiscal 2003, revenue from our C4I2SR contract with the U.S. Air Force Space Command represented approximately 19%, 17%, and 22%, respectively, of total revenue. Our National Visa Center contract with the Department of State represented approximately 14% of total revenue for the fiscal year ended December 27, 2003.

Concentrations of Credit risk

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to cover the risk of collecting less than full payment on receivables. On a monthly basis the Company reevaluates its receivables, especially receivables that are past due, and reassesses the allowance for doubtful accounts based on specific client collection issues.

Property and equipment

Property and equipment are stated at historical cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed generally using a straight-line method over the estimated useful lives of the related assets, as follows:

Software, computers and equipment	3-5 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of the estimated useful life of the asset or the lease term

Deferred financing costs

Costs incurred in raising debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	December 31, 2005	December 25, 2004
Deferred loan costs	$4,975	$1,737
Accumulated amortization	(1,542)	(837)
	$3,433	$900

During 2004, the Company wrote off approximately $584,000 of deferred loan costs related to the payoff of its term loan under the 2004 credit facility. Amortization of deferred financing costs was $705,000, $416,000 and $379,000 in fiscal years 2005, 2004 and 2003, respectively.

Impairment of long-lived assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. The Company believes that no such impairment existed in December 31, 2005 and December 25, 2004. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.

Goodwill and other intangible assets

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s acquisitions. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangible is more than its fair value. In the year ended December 31, 2005 and December 25, 2004, the Company completed its annual impaired test of goodwill. The analysis indicated that no impairment of goodwill exists; however, future impairment reviews may results in the recognition of such impairment.

Intangible assets from acquisitions, which consist primarily of contractual customer relationships, are amortized utilizing an accelerated method over 6 to 14 years, based on their estimated useful lives. Amortization expense is estimated to be $2.1 million, $1.8 million, $1.6 million, $1.5 million and $1.5 million for the years 2006, 2007, 2008, 2009 and 2010, respectively.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, credit facilities, and long-term debt. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at December 31, 2005 and December 25, 2004.

Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related Interpretations No. 44. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003.

On December 13, 2005, the Company’s Board of Directors approved the accelerated vesting of unvested stock options previously awarded to employees, officers, and directors as of December 7, 2005 in light of new FASB statement No. 123(R) that will take effect on January 1, 2006. The Board took the action with the belief that it is in the best interest of stockholders, as it will reduce the Company’s reported compensation expense in future periods. As a result of the acceleration, the Company expects to eliminate expense relating to outstanding options of approximately $4.2 million in fiscal 2006, $3.4 million in fiscal 2007, and $1.8 million in fiscal 2008 on a pre-tax basis, based upon the Company’s value calculations using the Black-Scholes methodology. The acceleration generated compensation expense of approximately $0.5 million determined under the intrinsic value method.

Had compensation costs for the Company’s stock options been determined based on SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Fiscal Year
	2005	2004	2003
Net income—as reported	$16,937	$10,877	$7,379
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of tax	371	80	80
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of tax	(10,137)	(1,939)	(945)
Net income—Pro forma	$7,171	$9,018	$6,514
Basic earnings per share—as reported	$1.51	$1.20	$0.87
Diluted earnings per share—as reported	$1.45	$1.14	$0.87
Basic earnings per share—Pro forma	$0.64	$1.00	$0.77
Diluted earnings per share—Pro forma	$0.61	$0.95	$0.77

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003:

	Fiscal Year
	2005	2004	2003
Risk-free interest rate	3.99-4.39%	4%	4%
Expected life of options	5-7 years	7 years	9 years
Expected stock price volatility	45%-50%	55%-60%	70%
Expected dividend yield	0%	0%	0%

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

The following details the computation of net income (loss) per common share:

	Fiscal Year
	2005	2004	2003
Net income	$16,937	$10,877	$7,379
Weighted average share calculation:
Basic weighted average share outstanding	11,185	9,041	8,446
Treasury stock effect of stock options	505	466	42
Diluted weighted average shares outstanding	11,690	9,507	8,488

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the current year.

New accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123(R) (revised 2004), Share Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company for the fiscal year beginning January 1, 2006. All public companies must use either the modified prospective or the modified retrospective transition method..

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock option grants. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the Stock-Based Compensation section of this note to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, Accounting for Uncertain Tax Positions—an Interpretation of FASB Statement No. 109. The proposed Interpretation (if adopted in its current form) would apply to all open tax positions accounted for in accordance with FAS 109, Accounting for Income Taxes, including those acquired in business combinations. Under the proposed Interpretation, the recognition of a tax benefit would occur when it is “probable” that the position would be sustained upon audit. The proposed Interpretation refers to FASB Statement No. 5, Accounting for Contingencies, definition of “probable,” which represents a level of assurance that is substantially higher than “more likely than not.”  The Board noted that, in determining if the “probable” threshold has been met, it should be assumed that the taxing authority will examine the tax position. The proposed Interpretation differs from current rules which allow for the recognition of a tax benefit if it is “more likely than not” that the position would be sustained upon audit. The proposed Interpretation, as currently drafted (and if adopted) would be effective for fiscal years ending after December 15, 2005. It is not certain that the Interpretation will be adopted with the current effective date. Management is in the process of determining the effect of this proposal on its financial statements.

3. Acquisitions:

On February 27, 2006, we completed the purchase of Zen and entered into the First Amendment with our lenders as more fully set forth in Note 12, Subsequent Events.

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

Approximately $52.7 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired, and approximately $12.2 million of the purchase price has been assigned to identifiable intangible assets of contractual customer relationships. The contractual customer relationships are being amortized accelerated over its estimated remaining life of 14 years.

The total purchase price paid, including transaction costs of $1.2 million, has been preliminarily allocated as follows (in thousands):

Cash	$2,957
Accounts receivable	12,909
Prepaid expense and other current assets	353
Property and equipment	331
Accounts payable & accrued expenses	(4,665)
Contractual customer relationships	12,200
Goodwill	52,684
Total consideration	$76,769

On December 20, 2004, the Company completed the purchase of Bridge Corporation, a provider of information technology and information management. The acquisition supports the company’s strategic growth plan to broaden its customer base into the intelligence agencies, and strengthen its portfolio of mission-critical solutions. Under the terms of the acquisition agreement, the Company acquired Bridge for $30 million, subject to working capital and other adjustments totaling approximately $1.7 million. Of the purchase price, $29.4 million was paid in cash and the $2.3 million was held as note payable to be paid in June, 2006. Approximately $26.2 million of the purchase consideration has been allocated to goodwill, and approximately $2.2 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining life of 6 years.

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

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the twelve months ended December 31, 2005 and December 25, 2004 as if the above described acquisitions, not including Zen, had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual results that would actually have occurred if the combination had been in effect for the twelve months ended December 31, 2005 and December 25, 2004.

	Twelve Months Ended
	December 31, 2005	December 25, 2004
Revenue	$406,345	$359,691
Net income	$16,832	$9,619
Diluted earnings per share	$1.44	$1.01

In accordance with the purchase accounting, the operations of the MATCOM, Bridge and SEI have been included in the Company’s statement of operations since the respective date of acquisition.

SCOT Settlement

On December 7, 2005, the Company settled a prior dispute with a Federal customer, resulting in the Company receiving payment of $10.8 million on December 27, 2005.   Components of this payment are as follows (in thousands):

Settlement proceeds paid to the former Shenandoah Electronic Intelligence, Inc. (SEI) selling stockholder in accordance with the terms of the February 5, 2005 acquisition agreement	$8,049
Goodwill in accordance with SFAS 141 which addresses accounting for such pre-acquisition contingencies	881
Incentive payment to employees in accordance with the terms of the contract	533
Revenue associated with post-acquisition services	1,339
Total amount received	$10,802

4. Accounts receivable:

Accounts receivable consists of the following (in thousands):

	December 31, 2005	December 25, 2004
Billed accounts receivable	$47,939	$33,247
Unbilled accounts receivable:
Currently billable	40,094	26,400
Unbilled retainages and milestones payments expected to be billed within the next 12 months	5,546	5,714
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates (see Note 9)	1,563	1,493
Total unbilled accounts receivable	47,203	33,607
Allowance for doubtful accounts	(1,509)	(1,144)
Accounts receivable, net	$93,633	$65,710

The currently billable amounts included as unbilled accounts receivable as of December 31, 2005 represent amounts which are billed during the first quarter of the subsequent year. They are billings for services rendered prior to year-end, which are billed once necessary billing data has been collected and an invoice produced.

5. Property and equipment:

Property and equipment consist of the following (in thousands):

	December 31, 2005	December 25, 2004
Computers and equipment	$8,691	$8,007
Software	2,623	1,904
Furniture and fixtures	2,356	1,576
Leasehold improvements	1,581	1,086
	15,251	12,573
Less—Accumulated depreciation and amortization	(9,343)	(7,602)
	$5,908	$4,971

Property and equipment includes assets financed under capital lease obligations of approximately

$273,000 and $332,000, net of accumulated depreciation, as of December 31, 2005 and December 25, 2004, respectively.

Depreciation expense of approximately $2.2 million, $2.2 million, and $2.0 million was recorded in fiscal years 2005, 2004 and 2003, respectively.

6. Accrued expenses:

Accrued expenses consist of the following (in thousands):

	December 31, 2005	December 25, 2004
Accrued vacation	$6,183	$4,955
Accrued compensation	9,638	3,550
Accrued bonus	6,755	2,875
Other accrued liabilities	7,098	4,223
Accrued expenses and other current liabilities	$29,674	$15,603

7. Income taxes:

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

The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows (in thousands):

	December 31, 2005	December 25, 2004
Deferred tax assets (liabilities):
Accounts payable and accrued expenses	$1,969	$2,081
Allowance for doubtful accounts	623	476
Net operating loss	796	808
Deferred rent	794	568
Lease payable	312	703
Deferred compensation	861	486
Stock compensation	395	159
Other	—	31
Total deferred tax asset	5,750	5,312
Prepaid expenses	(13)	(6)
Intangible assets	(7,646)	(5,108)
Unbilled revenue	(2,470)	(2,394)
Depreciation and amortization	(420)	(110)
Total deferred tax liability	(10,549)	(7,618)
Net deferred tax liability	$(4,799)	$(2,306)

SI Telecom has approximately $2,040,000 in net operating loss carryforwards, which will expire in 2021. These losses can only be used to offset income generated by SI Telecom. Management believes that it is more likely than not that these net operating loss carryforwards will be benefited on a future tax return and therefore no valuation allowance was required.

The provision for income taxes consists of the following for the fiscal years (in thousands):

	Fiscal year
	2005	2004	2003
Current provision:
Federal	$7,100	$4,472	$4,301
State	1,349	940	581
Deferred provision (benefit):
Federal	2,269	1,490	(86)
State	224	196	(12)
Provision for income taxes	$10,942	$7,098	$4,784

A reconciliation of income taxes at the Federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	2005	2004	2003
Income taxes at the Federal statutory income tax rate	$9,757	$6,291	$4,257
State income taxes, net of Federal benefit	1,090	738	370
Other, net	95	69	157
Provision for income taxes	$10,942	$7,098	$4,784

8. Debt:

Debt consists of the following (in thousands):

	December 31, 2005	December 25, 2004
Credit facilities:
Line of credit at December 25, 2004, bears interest at LIBOR plus 275 to 350 base points or a specified base rate plus 170 to 250 basis points, interest due monthly, principal due January 21, 2008	$—	$28,954
Term loan at December 31, 2005, bears interest at LIBOR plus 225 to 250 basis points or a specified base rate plus 125 to 150 basis points, interest due monthly, twenty-three $250,000 consecutive quarterly principal payments starting on June 30, 2005, and a final $94.25 million principal payment on February 9, 2011	99,250	—
Total debt*	$99,250	$28,954

*                    Excludes $2.3 million note payable in connection with the Bridge acquisition as described below.

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

Contemporaneously with the closing of our acquisition of SEI on February 9, 2005, the Company entered into the Credit Agreement which increased its borrowing capacity to $160 million, which is comprised of a $60 million five-year revolving credit facility and a $100 million six-year term loan facility. Borrowings available under the Credit Agreement were used as part of the acquisitions of Bridge and SEI. In addition, the Credit Agreement provides that up to an additional $75 million in uncommitted incremental term loan funds are available to the Company upon its request at any time for up to two years from one or more of the lenders under the Credit Agreement.

The annual maturity of long-term debt is $1.0 million for each of the five fiscal years subsequent to December 31, 2005 and approximately $94.3 million thereafter.

Any borrowings under the Credit Agreement, at the Company’s option, bears interest either at floating rates equal to LIBOR plus a spread ranging from 200 to 270 basis points or an alternate base rate plus a spread ranging from 100 to 175 basis points, with the exact spread determined upon the leverage ratio as defined in the Credit Agreement.

In connection with the Credit Agreement, the Company had incurred approximately $3.2 million financing costs. Such costs were capitalized as deferred financing costs on the balance sheet and amortized over the six year term of the Credit Agreement.

This credit facility was amended contemporaneously with the signing of the definitive Stock Purchase Agreement relating to the acquisition of Zen on February 27, 2006.

The Company had approximately $129.3 million of outstanding debt under our Amended Credit Agreement on February 27, 2006 and following the closing of our acquisition of Zen. The Company is required to repay $323,125 in consecutive quarterly payments starting from March 31, 2006 through December 31, 2010, and a final payment of $122.8 million on February 9, 2011. As with the previous credit facilities, the company is required to maintain compliance with financial and non-financial covenants including, maintaining certain leverage and fixed charge ratios, as certain annual limits on our capital expenditures.

The Company also has outstanding a note payable in the amount of $2.3 million, to be paid in June, 2006 for the acquisition of Bridge.

9. Commitments and contingencies:

Leases

As of December 31, 2005, the Company has noncancelable operating leases, primarily for real estate, that expire over the next seven years. Rental expense during fiscal year 2005, 2004 and 2003 was approximately $8.1 million, $6.6 million and $5.4 million, respectively.

Future minimum lease payments under noncancelable operating and capital leases as of December 31, 2005 are as follows (in thousands):

Fiscal year	Capital	Operating
2006	$116	$8,373
2007	88	6,327
2008	72	6,060
2009	30	6,157
2010	18	5,935
Thereafter	—	8,177
Total minimum lease payments	324	$41,029
Less—Interest element of payment	(32)
Present value of future minimum lease payments	292
Current portion	101
Long-term capital lease	$191

Subsequent to the purchase of SEI and Zen, the Company assumed certain capital and operating leases held at the time of purchase.

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

Litigation and claims

We are a party to litigation and legal proceedings that we believe to be a part of the ordinary course of our business. While we cannot predict the ultimate outcome of these matters, we currently believe that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position. We may become involved in other legal and governmental, administrative or contractual proceedings in the future.

The SEI acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date.  Subsequent to the closing date, we received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date.  The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by us for this post-closing payment.  We believe that, in accordance with GAAP, the SEI selling stockholders should not receive the benefit of the post-closing payment.  In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution.  We anticipate that this matter will be resolved before the end of 2006.

10. Stockholders’ equity:

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

On December 13, 2005, the Board of Directors approved the accelerated vesting of unvested stock options previously awarded to employees, officers and directors as of December 7, 2005 in light of new accounting regulations that were to come into effect January 1, 2006. Based on the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), the Board took the action to accelerate the unvested stock with the belief that it is in the best interest of stockholders, as it will reduce the Company’s reported compensation expense in future periods.

The Company’s option activity and price information for the three-year period ended December 31, 2005 is as follows:

	Options	Shares exercisable	Weighted-average exercise price
Balance, December 28, 2002	976,080		$13.27
Options exercisable at December 28, 2002		342,649	3.40
2003 grants	165,741		12.37
2003 exercise	(11,766)		(5.68)
2003 forfeitures	(79,002)		(13.17)
Balance, December 27, 2003	1,051,053		$13.18
Options exercisable at December 27, 2003		275,699	12.47
2004 grants	551,285		18.00
2004 exercise	(76,026)		(12.24)
2004 forfeitures	(121,055)		(15.44)
Balance, December 25, 2004	1,405,257		$14.93
Options exercisable at December 25, 2004		546,646	13.40
2005 grants	687,097		28.19
2005 exercise	(293,689)		(12.73)
2005 forfeitures	(47,728)		(18.00)
Balance, December 31, 2005	1,750,937		$20.29
Options exercisable at December 31, 2005		1,750,937

The following table shows the number of options, the weighted average remaining life, and the options exercisable for each exercise price of options outstanding at December 31, 2005.

	Number of Options	Range of Exercise Price	Weighted Avg. Exercise Price	Weighted Average Remaining Life	Options Exercisable
	112,199	1.58 – 9.27	8.97	2.6	112,199
	509,101	10.81 – 14.00	13.80	6.9	509,101
	384,283	16.40 – 19.26	16.77	8.0	384,283
	232,945	20.55 – 26.60	25.54	8.9	232,945
	364,948	26.80 – 29.87	28.09	9.1	364,948
	146,900	30.46 – 31.53	30.84	9.8	146,900
	561	556.26	556.26	2.1	561
Total	1,750,937				1,750,937

Each stock option grant establishes the vesting schedule applicable to the grant. The weighted-average remaining contractual life of the stock options outstanding as of December 31, 2005 and December 25, 2004 was 7.8 years and 7.8 years, respectively.

During its fiscal year ended 2001 and continuing into the fiscal year ended 2002, the Company issued options with exercise prices which were less than the fair value of SI’s common stock at the date of option grant. Total deferred compensation related to these option grants was $518,000 for the fiscal year ended December 28, 2002 and $142,000 for the fiscal year ended December 29, 2001. This deferred compensation were amortized to expense over the related option’s vesting period. Such non-cash stock-based compensation expense totaled $196,000 in fiscal year 2005, $132,000 in fiscal year 2004, and $132,000 in fiscal year 2003.

The weighted-average fair value of stock options granted in fiscal year 2005, 2004, and 2003 was $14.50, $13.28 and $7.80, respectively.

Stock repurchase program

During the company’s Board of Directors meeting on December 6, 2005, the Board authorized the repurchase of up to 300,000 shares of its common stock up to an aggregate maximum dollar amount of $8 million.  The Company has approximately 11.3 million shares outstanding as of December 31, 2005.  Timing and volume of any purchases will be guided by management’s assessment of market conditions, securities law limitations, the number of shares of common stock outstanding, and alternative, potentially higher value uses for cash resources.  The repurchase plan may be suspended or discontinued at any time without prior notice.

11. Retirement plans:

SI has a defined contribution 401(k) Retirement/Savings Plan (the Plan) to provide retirement benefits for all eligible employees of the Company. Employees are eligible to participate in the Plan beginning on the first of the month following the start of employment and attainment of age 21. Under the Plan, eligible employees may contribute from 1% to 15% of pre-tax compensation. The Plan also allows after-tax contribution up to 5% of compensation. At its discretion, the Company may make an annual matching contribution and an annual profit-sharing contribution. For fiscal year 2004, there was no profit-sharing contribution made to the Plan by the Company. A profit-sharing contribution of $1,200,000 and $370,000 was made by the Company for fiscal years 2005 and 2003, respectively. The Company’s matching contribution to the Plan for fiscal years 2005, 2004 and 2003 was approximately $1.8 million, $1.1 million and $0.7 million.

12. Subsequent Events:

On February 27, 2006, we closed the acquisition of Zen. Zen is a provider of critical IT services, specializing in managed network services, information assurance, software development and systems engineering, database and systems administration and IT consulting to various U.S. Government agencies.  Zen’s largest clients include the Missile Defense Agency (MDA), Department of Defense’s Washington Headquarters Services (WHS), Federal Communications Commission (FCC), the Pension Benefit Guaranty Corporation (PBGC), and the Federal Trade Commission (FTC).

Pursuant to the terms of the Zen Agreement we acquired all of the outstanding capital stock of Zen for $60 million in cash, of which we are withholding $6 million for 15 months in order to secure post-closing indemnity obligations of the sellers. The purchase price is subject to a two-way adjustment based upon whether the working capital of Zen as of the closing date was above or below the target working capital specified in the Zen Agreement. Each of the parties to the Zen Agreement has made customary representations and warranties and agreed to certain indemnification obligations. The transaction was funded through cash-on-hand, a subordinated Seller’s Note in the amount of $6 million, and borrowing from our newly amended credit facility, which is described below. The purchase price is also subject to adjustment as a result of certain tax elections. Zen’s trailing twelve months revenue ended November 30, 2005, was approximately $38 million (unaudited).

Approximately $52.0 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired and approximately $7.0 million and $0.2 million of the purchase price has been assigned to identifiable Intangible assets of contractual customer relationships and non-compete agreements, respectively. Each customer relationship, which includes each customer’s contract, is being amortized on an accelerated basis over its useful life. The non-compete agreements are amortized on a straight-line basis over a 3-year period.

The total purchase price paid, including transaction costs of $0.4 million, has been preliminarily allocated as follows (in thousands):

Cash and cash equivalents	3,503
Accounts receivable	11,027
Other current assets	2,885
Property and equipment	466
Other assets	19
Accounts payable and accrued expenses	(13,182)
Other long term liabilities	(41)
Notes Payable	(3,400)
Intangible assets	7,150
Goodwill	51,973
Total consideration	60,400

On February 27, 2006, contemporaneously with our closing the acquisition of Zen, we entered into the First Amendment with a syndicate of lenders, including Wachovia Bank, National Association, a national banking association, which acted as administrative agent for the lenders.

The terms and conditions of the Amended Credit Agreement (i) establish a new term loan in the principal amount of approximately $129.3 million, which replaced the then existing term loan under the Credit Agreement, (ii) reduce both the base rate margin and the LIBOR margin on the term facility, (iii) increase the leverage ratio for the financial covenants and (iv) amend certain restrictive covenants. The principal balance of the new term loan is to be repaid in quarterly installments commencing March 31, 2006, with the balance due upon the expiration of the Amended Credit Agreement on February 9, 2011. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the Amended Credit Agreement.

The funds borrowed under the new term loan were used to (i) refinance the approximately $99.3 million in principal outstanding under the then existing term loan under the Credit Agreement and to pay any and all fees and expenses related thereto; (ii) to finance the acquisition of Zen and pay any and all fees and expenses related thereto; and (iii) to provide for working capital expenditures, and other general corporate uses.

The borrowing capacity under the Amended Credit Agreement totals approximately $189.3 million and is comprised of a $60 million five-year revolving credit facility and approximately $129.3 million term loan facility. Additionally, a $75 million uncommitted incremental term loan facility will be available upon our request at any time for up to two years from the date of the Credit Agreement from one or more of the lenders.

Effective February 14, 2006, an interest swap agreement came into effect which reduced  our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $30 million and, as of December 31, 2005, had a rate ranging from 4.05% to 4.74%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current overall rate of 5.78%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash.

On January 31, 2006, we announced that the company had been awarded a contract for Management and Operation of the National Visa Center and Kentucky Consular Center by the Department of State. Under the contract, our work will be performed at the National Visa Center in Portsmouth, New Hampshire and at the Kentucky Consular Center in Williamsburg, Kentucky. The prime contract has a one-year base period and four one-year options periods.

13. Interim financial data (unaudited)

	Fiscal Year 2005				Fiscal Year 2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(dollars in thousands)
Revenue	$83,717	$95,983	$101,775	$116,444	$55,970	$63,814	$72,926	$69,596
Income from operations	6,526	8,314	9,193	9,937	4,430	5,174	5,518	5,616
Net income	$3,224	$4,036	$4,578	$5,099	$2,357	$2,684	$2,882	$2,955
Basic net income per share	$0.29	$0.36	$0.41	$0.45	$0.28	$0.32	$0.34	$0.27
Diluted net income per share	$0.28	$0.35	$0.39	$0.43	$0.27	$0.30	$0.33	$0.26

SI International, Inc. and Subsidiaries
(See Note 1 to Consolidated Financial Statements)
Schedule II—Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Acquired in business combinations	Deductions	Balance at end of period
For the fiscal year ended December 28, 2002
Deducted from assets accounts:
Allowance for doubtful accounts	630	472	—	6	1,096
For the fiscal year ended December 27, 2003
Deducted from assets accounts:
Allowance for doubtful accounts	1,096	144	—	—	1,240
For the fiscal year ended December 25, 2004
Deducted from assets accounts:
Allowance for doubtful accounts	1,240	—	—	96	1,144
For the fiscal year ended December 31, 2005
Deducted from assets accounts:
Allowance for doubtful accounts	1,144	52	1,106	793	1,509