Form 10-Q
period 2006-04-01
SI INTERNATIONAL INC
filed 2006-05-09
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED APRIL 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b 2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐Yes  ☒  No

As of May 1, 2006, 12,828,159 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	April 1, 2006	December 31 2005
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$13,256	$26,160
Marketable securities	—	7,850
Accounts receivable, net	89,790	93,633
Deferred tax asset	422	422
Other current assets	11,692	6,276
Total current assets	115,160	134,341
Property and equipment, net	6,304	5,908
Intangible assets, net	22,886	16,483
Other assets	7,334	5,655
Goodwill	220,440	173,308
Total assets	$372,124	$335,695
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,293	$1,000
Accounts payable	15,773	25,364
Accrued expenses and other current liabilities	28,482	29,674
Note payable – former owner of acquired business	2,280	2,280
Total current liabilities	47,828	58,318
Long-term debt, net of current portion	127,634	98,250
Note payable—former owner of acquired business	5,517	—
Deferred income tax	6,173	5,221
Other long-term liabilities	7,424	6,037
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 11,592,669 and 11,341,222 shares issued and outstanding as of April 1, 2006 and December 31, 2005, respectively	116	114
Additional paid-in capital	138,953	133,843
Accumulated other comprehensive income	253	—
Retained earnings	38,226	33,912
Total stockholders’ equity	177,548	167,869
Total liabilities and stockholders’ equity	$372,124	$335,695

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended
	April 1, 2006	March 26, 2005

Revenue	$107,232	$83,717
Costs and expenses:
Direct costs	66,609	52,603
Indirect costs	30,546	23,580
Depreciation and amortization	548	551
Amortization of intangible assets	647	457
Total operating expenses	98,350	77,191
Income from operations	8,882	6,526
Other income (expense)	30	(99)
Interest expense	(1,782)	(1,097)
Income before provision for income taxes	7,130	5,330
Provision for income taxes	2,816	2,106
Net income	$4,314	$3,224

Earnings per common share:
Basic net income per common share	$0.38	$0.29
Diluted net income per common share	$0.36	$0.28

Basic weighted-average shares outstanding	11,422	11,063
Diluted weighted-average shares outstanding	11,899	11,627

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Three Months Ended
	April 1, 2006	March 26, 2005
Cash flows from operating activities:
Net income	$4,314	$3,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	548	551
Amortization of intangible assets	647	457
Stock-based compensation	—	32
Change in fair value of interest rate swap	253	—
Amortization of deferred financing costs	194	120
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	14,465	1,699
Other current assets	(4,790)	(976)
Other assets	(1,389)	(454)
Accounts payable and accrued expenses	(16,734)	4,108
Other long term liabilities	2,397	732
Net cash provided by (used in) operating activities	(95)	9,493
Cash flows from investing activities:
Purchase of property and equipment	(461)	(172)
Proceeds from sale of marketable securities	7,850	2,000
Former owner payable	(8,042)	—
Cash paid for business acquisitions, net of cash assumed	(45,943)	(71,288)
Net cash used in investing activities	(46,596)	(69,460)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,734	678
Income tax benefit for stock option exercises	880	—
Repayments under line of credit	—	(28,954)
Proceeds from long-term debt	30,000	100,000
Repayments of long-term debt	(323)	—
Payments of debt issuance costs	(476)	(3,160)
Repayments of capital lease obligations	(28)	(25)
Net cash provided by financing activities	33,787	68,539
Net change in cash and cash equivalents	(12,904)	8,572
Cash and cash equivalents, beginning of period	26,160	3,754
Cash and cash equivalents, end of period	$13,256	$12,326
Supplemental disclosures of cash flow information:
Cash payments for interest	$1,791	$296
Cash payments for income taxes	$1,915	$41

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K for the year ended December 31, 2005. References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

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

Reporting periods

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year. As a result, our fiscal year may be comprised of 52 or 53 weeks. Typically, fiscal quarters also end on the Saturday nearest, but not falling after, the end of the calendar quarter. However, we will end those fiscal quarters presented in our Forms 10-Q (the first three fiscal quarters) on the Saturday which provides us with a 13 week quarter even if that Saturday falls after the end of the calendar quarter. As a result, in the future, if our fiscal year comprises 53 weeks, the first three quarters shall each be comprised of 13 weeks and the fourth quarter shall be comprised of 14 weeks.

As a result of this policy, we ended our first quarter on April 1, 2006 to provide us with a 13 week quarter.

Cash and cash equivalents

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

Significant customers

Revenue generated from contracts with the Federal government or prime contractors doing business with the Federal government accounted for a significant percent of revenues in the fiscal quarters ending April 1, 2006 and March 26, 2005.

	Three Months Ended
	April 1, 2006	March 26, 2005

Department of Defense	48.0%	49.0%
Federal civilian agencies	50.2	48.9
Commercial entities	1.8	2.1
Total revenue	100.0%	100.0%

For the three months ended April 1, 2006 and March 26, 2005, we had one contract that generated more than 10% of our revenue. For the three months ended April 1, 2006 and March 26, 2005, our C4I2TSR contract with the U.S. Air Force Space Command represented approximately 19.3% and 17.9% of our revenue, respectively.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	April 1, 2006	December 31, 2005
Deferred loan costs	$5,451	$4,975
Accumulated amortization	(1,736)	(1,542)
	$3,715	$3,433

Intangible assets

Intangible assets from acquisitions, which consist primarily of contractual customer relationships, are amortized utilizing an accelerated method over 6 to 14 years, based on their estimated useful lives. The accumulated amortization of intangible assets is $3.6 million and $3.0 million, respectively, as of April 1, 2006 and December 31, 2005. Amortization expense is estimated to be $3.1 million, $2.8 million, $2.5 million, $2.2 million and $2.2 million for the years 2006, 2007, 2008, 2009 and 2010, respectively.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at April 1, 2006 and December 31, 2005.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Due to the use of the modified prospective method, prior interim periods and fiscal years will not reflect any restated amounts. As disclosed in the stock option plans, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The Company issued insignificant stock options in the quarter ended April 1, 2006. Accordingly, no stock compensation expense was recognized during the first quarter.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options was measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The following table illustrates the effect on net income and earnings per share if the compensation costs for the Company’s stock options had been determined based on SFAS No. 123.

	Three Months Ended
	April 1,	March 26,
	2006	2005

Net income - as reported	$4,314	$3,224

Add: total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of tax	—	19

Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of tax	—	(642)

Net income - pro forma	4,314	2,601

Basic earnings per share - as reported	0.38	0.29

Diluted earnings per share - as reported	0.36	0.28

Basic earnings per share - pro forma	0.38	0.24

Diluted earnings per share - pro forma	0.36	0.22

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal periods ended April 1, 2006 and March 26, 2005:

	Fiscal Year
	April 1, 2006	Mar. 26, 2005
Risk-free interest rate	4.72%	4.00%
Expected life of options	5 years	7 years
Expected stock price volatility	44%	50%
Expected dividend yield	0%	0%

The risk-free interest is based on U.S. Treasury yields in effect at the time of grant over the expected term of the option. The expected life of options is derived from the Company’s historical option exercise data. The expected stock price volatility is based on the historical volatility of the Company’s common stock.

As of April 1, 2006, the total remaining unrecognized compensation expense related to unvested options was $0.2 million which will be recognized over the weighted average period of 4 years.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits related to the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for those options to be classified as financing cash flows.

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

The following details the computation of net income per common share (in 000s):

	Three Months Ended
	April 1, 2006	March 26, 2005

Net Income – Basic and Diluted	$4,314	$3,224

Weighted average share calculation:

Basic weighted average shares outstanding	11,422	11,063
Treasury stock effect of stock options	477	564

Diluted weighted average shares outstanding	11,899	11,627

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Since the Company accelerated unvested stock options previously awarded to employees, officers and directors on December 13, 2005, no stock compensation expense was recognized as of April 1, 2006. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the Stock-Based Compensation section of this note to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109. The proposed Interpretation (if adopted in its current form) would apply to all open tax positions accounted for in accordance with FAS 109, Accounting for Income Taxes, including those acquired in business combinations. Under the proposed Interpretation, the recognition of a tax benefit would occur when it is “probable” that the position would be sustained upon audit. As a result of comment letters received, the Board decided to change the threshold for initial recognition to "more-likely-than-not". The proposed Interpretation would be effective as of the first annual period beginning after December 15, 2006. It is not certain that the Interpretation will be adopted with the current effective date. Management is in the process of determining the effect of this proposal on its financial statements.

3.             Acquisitions:

On February 27, 2006, we closed the acquisition of Zen Technology, Inc., or Zen, a Virginia corporation pursuant to a Stock Purchase Agreement dated February 8, 2006 (the “Zen Agreement”). Zen is a provider of critical IT services, specializing in managed network services, information assurance, software development and systems engineering, database and systems administration and IT consulting to various U.S. Government agencies.  Zen’s largest clients include the Missile Defense Agency (MDA), Department of Defense’s Washington Headquarters Services (WHS), Federal Communications Commission (FCC), the Pension Benefit Guaranty Corporation (PBGC), and the Federal Trade Commission (FTC).

Pursuant to the terms of the Zen Agreement we acquired all of the outstanding capital stock of Zen for $60 million in cash, of which we are withholding $6 million for 15 months in order to secure post-closing indemnity obligations of the sellers. The amount of imputed interest on the Zen Note Payable is approximately $.5 million. The purchase price is subject to a two-way adjustment based upon whether the working capital of Zen as of the closing date was above or below the target working capital specified in the Zen Agreement. Each of the parties to the Zen Agreement has made customary representations and warranties and agreed to certain indemnification obligations. The transaction was funded through cash-on-hand, a subordinated Seller’s Note in the amount of $6 million, and borrowing from our newly amended credit facility, which is described below. The purchase price is also subject to adjustment as a result of certain tax elections. Zen’s trailing twelve months revenue ended November 30, 2005, was approximately $38 million (unaudited).

Approximately $47.5 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired and approximately $6.9 million and $0.2 million of the purchase price has been assigned to identifiable Intangible assets of contractual customer relationships and non-compete agreements, respectively. Each customer relationship, which includes each customer’s contract, is being amortized on an accelerated basis over its useful life of 9 years. The non-compete agreements are amortized on a straight-line basis over a 3-year period.

The total purchase price paid, including transaction costs of $0.5 million, has been preliminarily allocated as follows (in thousands):

Cash and cash equivalents	2,542
Accounts receivable	10,623
Other current assets	128
Property and equipment	491
Accounts payable and accrued expenses	(12,661)
Other long term liabilities	(41)
Intangible assets	7,050
Goodwill	47,535
Total consideration	55,667

Similarly, in the first quarter of 2005, we completed the purchase of Shenandoah Electronic Intelligence, Inc. (SEI). SEI provides critical business process outsourcing primarily for the Department of Homeland Security (DHS), including services such as: data and records management; applications processing; file and mail management; analytical support services; and secure optical card processing.

On February 9, 2005, the acquisition of SEI closed pursuant to the terms of the definitive stock purchase agreement. The purchase price was $75 million in cash, subject to certain adjustments totaling approximately $0.6 million. As with the acquisition of Zen, the SEI transaction was funded through cash-on-hand and borrowings under the Credit Agreement. The purchase price was subject to adjustment as a result of certain tax elections under Section 338(h)(10) of the tax code. The definitive stock purchase agreement also provided that the SEI stockholders retained certain non-operating assets and contingent accounts receivable.

Approximately $52.6 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired, and approximately $12.2 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining life of 14 years.

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the three months ended April 1, 2006 and March 26, 2005 as if the above described acquisitions had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combination had been in effect for the three months ended April 1, 2006 and March 26, 2005.

	Three Months Ended
	April 1, 2006	March 26, 2005
Revenue	$114,701	$100,971
Net income	$4,362	$3,542
Diluted earnings per share	$0.37	$0.30

In accordance with the purchase accounting method, the operations of the SEI and Zen have been included in the Company’s statement of operations since their respective dates of acquisition.

4.             Accounts receivable:

Accounts receivable consists of the following (in thousands):

	April 1, 2006	December 31, 2005

Billed accounts receivable	$41,518	$47,939
Unbilled accounts receivable:
Currently billable	42,409	40,094
Unbilled retainages and milestone payments expected to be billed within the next 12 months	5,807	5,546
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	1,544	1,563
Total unbilled accounts receivable	49,760	47,203
Allowance for doubtful accounts	(1,488)	(1,509)
Accounts receivable, net	$89,790	$93,633

The currently billable amounts included as unbilled accounts receivable as of April 1, 2006 represent amounts that are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

5.             Property and equipment:

Property and equipment consist of the following (in thousands):

	April 1, 2006	December 31, 2005
Computers and equipment	$9,163	$8,691
Software	2,723	2,623
Furniture and fixtures	2,528	2,356
Leasehold improvements	2,169	1,581
	16,583	15,251
Less—Accumulated depreciation and amortization	(10,279)	(9,343)
Property and equipment, net	$6,304	$5,908

Property and equipment includes assets financed under capital lease obligations of approximately $243,000 and $273,000, net of accumulated amortization, as of April 1, 2006 and December 31, 2005, respectively.

6.             Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 1, 2006	December 31, 2005
Accrued vacation	$7,185	$6,183
Accrued compensation	11,125	9,638
Accrued bonus	962	6,755
Other accrued liabilities	9,210	7,098
Accrued expenses and other current liabilities	$28,482	$29,674

7.             Debt:

Debt consists of the following (in thousands):

	April 1, 2006	December 31, 2005
Credit facilities:
Line of credit bears interest at LIBOR plus 200 to 275 base points or a specified base rate plus 100 to 175 basis points, interest due monthly, principal due February 9, 2010	$—	$—
Term loan, pursuant to the First Amendment, as of April 1, 2006 bears interest at LIBOR plus 200 basis points or a specified base rate plus 100 basis points, with twenty-one consecutive quarterly principal and interest payments of $323,125 starting on March 31, 2006, with the unpaid principal of $122.8 million payment due on February 9, 2011	128,927	99,250
Total debt*	$128,927	$99,250

*       Excludes approximately $8.3 million note payable in connection with the Bridge and Zen acquisitions as described below.

On February 9, 2005, contemporaneously with the closing of our acquisition of SEI, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) which increased its borrowing capacity to $160 million, which is comprised of a $60 million five-year revolving credit facility and a $100 million six-year term loan facility. Additionally, the Credit Agreement provides that up to an additional $75 million in uncommitted incremental term loan funds are available to the Company upon its request at any time for up to two years from one or more of the lenders under the Credit Agreement. The annual maturity of long-term debt under the Credit Agreement was $1.0 million for each of the five fiscal years subsequent to December 31, 2005 and approximately $94.3 million thereafter.

On February 27, 2006, contemporaneously with our closing the acquisition of Zen, we entered into a First Amendment to the Credit Agreement (the “First Amendment” together with the Credit Agreement the “Amended Credit Agreement”). The funds borrowed under the First Amendment were used to (i) refinance the approximately $99.3 million in principal outstanding under the then existing term loan under the Credit Agreement and to pay any and all fees and expenses related thereto; (ii) to finance the acquisition of Zen and pay any and all fees and expenses related thereto; and (iii) to provide for working capital expenditures, and other general corporate uses.

The Company had approximately $129.3 million of outstanding long-term debt under our Amended Credit Agreement on February 27, 2006 following the closing of our acquisition of Zen. The Company is required to repay $323,125 in consecutive quarterly payments starting from March 31, 2006 through December 31, 2010, and a final payment of approximately $122.8 million on February 9, 2011. As with the previous credit facilities, the Company is required to maintain compliance with financial and non-financial covenants including, maintaining certain leverage and fixed charge ratios, as well as certain annual limits on our capital expenditures. As of April 1, 2006, the Company was compliant with the financial covenants under the Amended Credit Agreement.

In connection with the Credit Agreement, the Company had incurred approximately $3.2 million financing costs. With respect to the First Amendment, the Company incurred approximately $0.5 million in financing costs. Such costs associated with the Credit Agreement were capitalized as deferred financing costs on the balance sheet and amortized over the six year term of the Credit Agreement. Such costs associated with the First Amendment are being amortized over five year term of the First Amendment.

At the time the Company borrows funds under the Amended Credit Agreement, it may choose from two interest rate options. The Company may elect to have the borrowings bear interest at floating rates equal to LIBOR plus a spread ranging from 200 to 275 basis points or an alternative base rate plus a spread ranging from 100 to 175 basis points. Under either the LIBOR or alternative base rate option, the exact interest rate spread will be determined based upon the Company’s leverage ratio as defined in the Amended Credit Agreement.

The Company entered into an Underwriting Agreement with Wachovia Capital Markets, LLC (“Wachovia”) dated as of April 4, 2006. Under the terms of the Underwriting Agreement, on April 4, 2006, SI International issued and sold to Wachovia 1,200,000 shares of Company common stock, par value $0.01 per share.

With respect to the common stock issued and sold pursuant to the Underwriting Agreement, the Company registered the common stock by filing with the Securities and Exchange Commission a Registration Statement on Form S-3 (No. 333-113827) under the Securities Act of 1933. The public offering price for the common stock was $34.00 per share, and the Company received proceeds from the sale of approximately $40.5 million after underwriting discounts and commission, but before other expenses relating to the sale. The Company used the net proceeds from the sale to pay down outstanding term debt under the First Amendment.

The estimated amount of deferred loan origination fees to be written off in the second quarter 2006 are anticipated to be approximately $1.0 million.

The Company also has outstanding a note payable in the amount of $2.3 million, to be paid in June, 2006 for the acquisition of Bridge, and a note payable in the amount of $6.0 million, to be paid in May, 2007 for the acquisition of Zen. The amount of imputed interest in the Zen Note Payable is approximately $0.5 million.

8.             Commitments and contingencies:

Leases

As of April 1, 2006, the Company has noncancelable operating leases, primarily for real estate, that expire over the next seven years. Rental expense during the quarter ended April 1, 2006 was approximately $2.1 million, compared to rental expense of approximately $1.9 million during the quarter ended March 26, 2005.

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

9.             Stockholders’ equity:

Stock option plans

In 2002, the Company adopted the 2002 Stock Incentive Plan, or the Plan, to grant stock options to purchase up to 1,600,000 shares of its common stock to its employees and employees of its affiliates. In March 2004, the Board of Directors increased the number of reserved shares by 160,000, so that the total number of reserved shares totaled 1,760,000. In March 2005, the Board of Directors increased the number of reserved shares by an additional 160,000 so that the total number of reserved shares totaled 1,920,000.

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

On December 13, 2005, the Board of Directors announced the accelerated vesting of unvested stock options previously awarded to employees, officers and directors as of December 7, 2005 in light of new accounting regulations that came into effect on January 1, 2006. Based on the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), the Board took the action to accelerate the unvested stock with the belief that it was in the best interest of stockholders, as it will reduce the Company’s reported compensation expense in future periods.

A summary of option activity under the plan as of April 1, 2006, is presented below:

			Weighted-
		Shares	average
	Options	exercisable	exercise price
Outstanding at December 31, 2005	1,750,937		20.29
2006 grants	10,000		32.55
2006 exercise	(251,497)		(16.77)
2006 forfeitures	(10,888)		(21.28)
Balance, April 1, 2006	1,498,552		$21.18
Options exercisable at April 1, 2006		1,491,052	$21.12

The following table shows the number of options outstanding, the weighted average exercise price, the weighted average remaining life, and the options exercisable for each range of exercise prices of options outstanding at April 1, 2006.

	Number of Options Outstanding	Range of Exercise Price	Weighted Avg. Exercise Price	Weighted Average Remaining Life	Options Exercisable	Weighted Avg. Exercise Price
	84,007	$1.58 – 9.27	$8.91	2.4	84,007	$8.91
	376,214	$10.81 – 14.00	$13.80	6.6	376,214	$13.80
	321,554	$16.40 – 19.26	$16.70	7.8	321,554	$16.70
	202,788	$20.55 – 26.60	$25.68	8.7	202,788	$25.68
	347,303	$26.80 – 29.87	$28.11	9.0	347,303	$28.11
	166,125	$30.46 – 32.83	$31.00	9.6	158,625	$30.92
	561	$556.26	$556.26	1.8	561	$556.26
Total	1,498,552				1,491,052

Each stock option grant establishes the vesting schedule applicable to the grant. The weighted-average remaining contractual life of the stock options outstanding and exercisable as of April 1, 2006 was 7.8 years with the maximum contractual term of 10 years.

The weighted-average grant-date fair value of options granted during the quarters ended April 1, 2006 and March 26, 2005 were $14.76 and $15.47, respectively. The total intrinsic value of options exercised during the quarters ended April 1, 2006, and March 26, 2005 was $4.0 million and $0.9 million, respectively. The total intrinsic value of options outstanding and exercisable as of April 1, 2006 was $20.9 million.

Stock repurchase program

The Company’s Board of Directors authorized the repurchase of up to 300,000 shares of its common stock up to an aggregate maximum dollar amount of $8 million.  The Company has approximately 11.6 million shares outstanding as of April 1, 2006.  Timing and volume of any purchases will be guided by management’s assessment of market conditions, securities law limitations, the number of shares of common stock outstanding, and alternative, potentially higher value uses for cash resources.  The repurchase plan may be suspended or discontinued at any time without prior notice.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward- looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below, elsewhere in this Form 10-Q and in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2005. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q.

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year. Typically, fiscal quarters also end on the Saturday nearest, but not falling after, the end of the calendar quarter. However, in order to ensure that the fiscal quarters presented in this Form 10-Q include 13 weeks, we ended the first quarter on Saturday, April 1, 2006. Similarly, we will end future fiscal quarters on the Saturday which provides us with a 13 week quarter to compare with the previous year’s quarterly results even if that Saturday falls after the end of the calendar quarter. As a result, our fiscal year may be comprised of 52 or 53 weeks.

References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

Overview

We are, first and foremost, a provider of information technology and network solutions (IT) to the Federal Government. Our clients include the U.S. Air Force, U.S. Army, U.S. Navy, Department of State, Missile Defense Agency, Department of Homeland Security, Department of Energy, Department of Agriculture, National Institutes of Health, Federal Retirement Thrift Investment Board, National Guard Bureau, and the Intelligence community. We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, which assist our clients in achieving mission success. We believe that our company is distinguishable from our peers within the federal IT sector in several important respects.

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

For the fiscal quarters ended April 1, 2006 and March 26, 2005, we received 98.2% and 97.9%, respectively, of our revenues from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors, and 1.8% and 2.1%, respectively, of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the DoD includes revenue generated from work performed under engagements for both the DoD and the Intelligence community.

	Three Months Ended
	April 1, 2006	March 26, 2005

Department of Defense	48.0%	49.0%
Federal civilian agencies	50.2%	48.9%
Commercial entities	1.8%	2.1%

Total revenue	100.0%	100.0%

As a result of the Zen acquisition, we believe that the percentage of our revenue attributable to the DoD and federal civilian agencies should increase, and the percentage of our revenue attributable to commercial entities, including international commercial operations, should decrease marginally.

We have derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended
	April 1, 2006	March 26, 2005

Prime contract revenue	77.4%	77.6%
Subcontract revenue	22.6%	22.4%
Total revenue	100.0%	100.0%

As a result of the Zen acquisition, we believe the percentage of our prime contract revenue may increase marginally.

Our services are provided to clients pursuant to three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended
	April 1, 2006	March 26, 2005

Cost reimbursable	31.8%	34.2%
Time and materials	41.2%	47.2%
Fixed price	27.0%	18.6%
Total	100.0%	100.0%

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

The allowance of certain direct and indirect costs in federal contracts is subject to audit by the client, usually through the DCAA. Certain indirect costs are charged to contracts and paid by the client using provisional, or estimated, indirect rates, which are subject to later revision, based on the government audits of those costs.

Recent Events

Stock Issuance. The Company entered into an Underwriting Agreement with Wachovia Capital Markets, LLC (“Wachovia”) dated as of April 4, 2006. Under the terms of the Underwriting Agreement, on April 4, 2006, SI International issued and sold to Wachovia 1,200,000 shares of Company common stock, par value $0.01 per share.

With respect to the common stock issued and sold pursuant to the Underwriting Agreement, the Company registered the common stock by filing with the Securities and Exchange Commission a Registration Statement on Form S-3 (No. 333-113827) under the Securities Act of 1933. The public offering price for the common stock was $34.00 per share, and the Company received proceeds from the sale of approximately $40.5 million after underwriting discounts and commission, but before other expenses relating to the sale. The Company used the net proceeds from the sale to pay down outstanding term debt under the First Amendment. The estimated amount of deferred loan origination fees to be written off in the second quarter 2006 are anticipated to be approximately $1.0 million.

Zen Acquisition.   On February 27, 2006, we closed the acquisition of Zen. Zen is a provider of critical IT services, specializing in managed network services, information assurance, software development and systems engineering, database and systems administration and IT consulting to various U.S. Government agencies.  Zen’s largest clients include the Missile Defense Agency (MDA), Department of Defense’s Washington Headquarters Services (WHS), Federal Communications Commission (FCC), the Pension Benefit Guaranty Corporation (PBGC), and the Federal Trade Commission (FTC).  As a result of our acquisition of Zen, we gained approximately 275 employees, of which approximately 50% hold security clearances.  The acquisition of Zen provides additional scale with existing customers as well as diversification with new government customers.

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

Amendment to Credit Facility.   On February 27, 2006, we entered into the First Amendment to the credit agreement. The First Amendment provides new terms and conditions with respect to the term loan portion of the Credit Agreement and increased the available term loan amount to approximately $129.3 million from approximately $99.3 million. The funds borrowed under the new term loan were used to (a) refinance the initial term loan; (b) to finance the acquisition of Zen; and (c) to provide for working capital, capital expenditures and other general corporate purposes. The First Amendment amended the leverage ratio that requires us to maintain a ratio of funded debt to consolidated EBITDA for such period as follows:

Period	New Maximum Ratio	Prior Maximum Ratio
First Amendment Effective Date through fiscal quarter ending June 30, 2006	3.75 to 1.00	3.50 to 1.00
July 1, 2006 through fiscal quarter ending June 29, 2007	3.50 to 1.00	3.25 to 1.00
June 30, 2007 through fiscal quarter ending June 27, 2008	3.00 to 1.00	3.00 to 1.00
June 28, 2008 and thereafter	2.75 to 1.00	2.75 to 1.00

These ratios will be calculated in accordance with the definitions and terms contained in the Amended Credit Agreement, which may be different than calculations pursuant to GAAP. As of April 1, 2006, the Company was compliant with the financial covenants under the Amended Credit Agreement.

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

Acceleration of Vesting of Stock Options.   On December 13, 2005, the Company announced that our Board of Directors approved the accelerated vesting of unvested stock options previously awarded to employees, officers and directors as of December 7, 2005 in light of new accounting regulations that came into effect on January 1, 2006. Based on the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), the Board took the action to accelerate the unvested stock with the belief that it is in the best interest of stockholders, as it will reduce the Company’s reported compensation expense in future periods.

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

Cash and Cash Equivalents.   We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, as of the end of three months ending April 1, 2006 and March 26, 2005 was $13.3 million and $12.3 million, respectively.

Cash Flow.   The following table sets forth our sources and uses of cash for the three months ended April 1, 2006 and March 26, 2005.

	Three Months Ended
	April 1, 2006	March 26, 2005
	(in thousands)
Net cash provided by (used in) operations	$(95)	$9,493
Net cash used in investing activities	(46,596)	(69,460)
Net cash provided by (used in) financing activities	33,787	68,539
Net (decrease) increase in cash	$(12,904)	$8,572

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash used in operations in the three months ended April 1, 2006 was attributable to net income of $4.3 million, plus depreciation, amortization and other non-cash items of $1.6 million, and an increase in working capital and other operating assets and liabilities of $6.0 million. Cash provided by operations in the three months ended March 26, 2005 was attributable to net income of $3.2 million, depreciation, amortization, and other non-cash items of $1.2 million, and a decrease in working capital and other operating assets and liabilities of $5.1 million.

Our cash flow used in investing activities consists primarily of capital expenditures, the purchase and sale of marketable securities, and acquisitions. In the three months ended April 1, 2006, we paid $45.9 million for business acquisitions, net of cash assumed, repaid a contract settlement to a former owner for $8.0 million, and purchased capital assets totaling $0.5 million. We partially offset the cash use with $7.8 million of proceeds from the sale of marketable securities. During the three months ended March 26, 2005, we paid $71.3 million for business acquisitions, net of cash assumed, invested $0.2 million in capital assets, and we partially offset the cash use with $2.0 million of proceeds from the sale of marketable securities.

Our cash flow provided by financing activities consists primarily of borrowings under and payments on our credit facility. Cash provided by financing activities for the three months ended April 1, 2006 was attributable to proceeds of $30.0 million from the term loan portion of our credit facility, proceeds of $3.7 million from the exercise of stock options, and a $0.9 million income tax benefit for the stock option exercises. Cash provided by financing activities was partially offset by payment of debt issuance fees of $0.5 million, partial repayment of the term loan portion of our credit facility of $0.3 million, and $28,000 of capital lease payments. Cash provided by financing activities for the three months ended March 26, 2005 was attributable to $100.0 million of long term debt provided by our credit facility, $29.0 million in debt repayment, and $0.7 million provided by proceeds from the exercise of stock options, partially offset by $3.2 million of payments related to debt issuance costs and $25,000 of capital lease payments.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated.

	Three Months Ended
	April 1, 2006	March 26, 2005

Revenue	100.0%	100.0%
Costs and expenses:
Direct costs	62.1	62.8
Indirect costs	28.5	28.2
Depreciation	0.5	0.7
Amortization	0.6	0.5

Total operating expenses	91.7	92.2
Income from operations	8.3	7.8
Other income (expense)	0.0	(0.1)
Interest expense	(1.7)	(1.3)
Income before provision for income taxes	6.6	6.4
Provision for income taxes	2.6	2.5
Net income	4.0%	3.9%

Three months ended April 1, 2006 compared with three months ended March 26, 2005

Revenue. For the three months ended April 1, 2006, our revenues increased 28.1% to $107.2 million from $83.7 million for the three months ended March 26, 2005. Revenues from work under Federal Government contracts increased 28.6% to $105.3 million for the three months ended April 1, 2006 from $81.9 million for the three months ended March 26, 2005. This increase was attributable to the acquisition of Zen and SEI in the first quarter of 2006 and 2005, respectively, new contract awards, successful recompetition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing. Commercial revenues increased 7.6% to $1.9 million in the three months ended April 1, 2006 from $1.8 million in the three months ended March 26, 2005. However, we continue to focus primarily on opportunities for the Federal Government.

Direct costs. Direct costs include direct labor and other direct costs such as materials and subcontracts. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended April 1, 2006, direct costs increased 26.6% to $66.6 million from $52.6 million for the three months ended March 26, 2005. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, direct costs were 62.1% for the three months ended April 1, 2006 as compared to 62.8% for the three months ended March 26, 2005.

Indirect costs. Indirect costs include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended April 1, 2006, indirect costs increased 29.5% to $30.5 million from $23.6 million for the three months ended March 26, 2005. This $7.0 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs as well as the integration of Zen. As a percentage of revenue, indirect costs were 28.5% for the three months ended April 1, 2006 as compared to 28.2% for the three months ended March 26, 2005.

Depreciation. For the three months ended April 1, 2006, depreciation expense was $548,000, a slight decrease compared to $551,000 for the three months ended March 26, 2005. However, as a percentage of revenue, depreciation expense was 0.5% for the three months ended April 1, 2006 compared to 0.7% for the three months ended March 26, 2005.

Amortization of intangible assets. For the three months ended April 1, 2006, amortization of intangible assets was $647,000, compared to $457,000 for the three months ended March 26, 2005. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining lives. As a percentage of revenue, amortization of intangible assets was 0.6% for the three months ended April 1, 2006 compared to 0.5% for the three months ended March 26, 2005.

Income from operations. For the three months ended April 1, 2006, income from operations increased 36.1% to $8.9 million from $6.5 million for the three months ended March 26, 2005. This increase was attributable primarily to increased revenues. As a percentage of revenue, income from operations was 8.3% for the three months ended April 1, 2006 compared to 7.8% for the three months ended March 26, 2005.

Interest expense. Interest expense increased 62.4% to $1.8 million for the three months ended April 1, 2006 from $1.1 million for the three months ended March 26, 2005. This increase was attributable primarily to increased borrowings under our amended credit facility made in connection with the acquisition of Zen and other cash flow needs. As a percentage of revenue, interest expense was 1.7% for the three months ended April 1, 2006 as compared to 1.3% for the three months ended March 26, 2005. We anticipate interest expense to remain at the same levels throughout the rest of fiscal year 2006 as compared to the same periods in 2005 due to the $40 million early debt repayment.

Provision for income taxes. The provision for income taxes was $2.8 million in the three months ended April 1, 2006, compared to $2.1 million for the three months ended March 26, 2005. Our first quarters of 2006 and 2005 tax provision, represents an estimated annual effective tax rate of 39.5%. Our estimated annual effective tax rate is greater than the federal statutory rate of 34% due primarily to state income taxes.

Off-Balance Sheet Arrangements

As of April 1, 2006, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues, or expenses, result of operations, liquidity, capital expenditures, or capital resources.

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, new information comes to light that requires revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

The allowance of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Due to the use of the modified prospective transition method, prior interim periods and fiscal years will not reflect any restated amounts. As disclosed in the stock option plans, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The Company issued insignificant stock options in the quarter ended April 1, 2006. Accordingly, no stock compensation expense was recognized during the first quarter. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.

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

As of April 1, 2006, we had approximately $128.9 million outstanding under our Amended Credit Agreement. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $322,000 for the three months ended April 1, 2006.

Effective February 14, 2006, an interest swap agreement came into effect which reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $30.0 million and, as of April 1, 2006, had a rate ranging from 4.05% to 4.74%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current overall rate of 6.97%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company performed an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of April 1, 2006. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2006, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the three months ended April 1, 2006, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

Item 1A. Risk Factors

There are no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005.

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

Date: May 9, 2006

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

2.2

Stock Purchase Agreement among the Company, Zen Technology, Inc., and the stockholders of Zen Technology, Inc. dated February 8, 2006 (filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and filed March 15, 2006 and incorporated herein by reference). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc., hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission).

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
10.6

Form of SI International, inc. Stock Option Agreement Evidencing Grant of Stock Options Under the SI International, inc. 2002 Amended and Restated Omnibus Stock Incentive Plan, Including Notice of Stock Option Grant (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005 and incorporated herein by reference).

10.7	Notice of Stock Option Acceleration of Vesting (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10.8	Amended and Restated Credit Agreement, dated as of February 9, 2005 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).
10.9

First Amendment to Amended and Restated Credit Agreement, dated February 27, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 and incorporated herein by reference).

Exhibit No.	Description
10.10	Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.6 to the Third Amendment and incorporated herein by reference).
10.11	Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.8 to the Third Amendment and incorporated herein by reference).
10.12	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference).
10.13	Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.10 to the Third Amendment and incorporated herein by reference).
10.14	Executive Employment Agreement with Paul R. Brubaker (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 22, 2005 and incorporated herein by reference).
10.15	Executive Employment Agreement with Harry D. Gatanas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 15, 2005 and incorporated herein by reference).
10.16	Executive Employment Agreement with Marylynn Stowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 2, 2006 and incorporated herein by reference).
10.17	Executive Employment Agreement with P. Michael Becraft (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 24, 2006 and incorporated herein by reference).
10.18	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
10.19	Consulting Services Agreement with Walter J. Culver (filed as Exhibit 10.12 to the 2004 10-K and incorporated herein by reference).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

* Indicates filed herewith.