Form 10-K/A
period 2005-12-31
SI INTERNATIONAL INC
filed 2006-05-12
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of May 1, 2006, there were 12,828,159 shares of SI International, Inc. Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2005 are incorporated by reference into Part II and III of this Form 10-K. Certain portions of the definitive proxy statement to be used in connection with SI International, Inc.’s annual meeting of stockholders, which was filed with the Securities and Exchange Commission on April 25, 2006 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE: This Form 10-K/A is being filed for the purpose of amending and restating Item 9A of our Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) to incorporate our responses to comments received from the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”) in connection with the Staff’s review of our Form 10-K. Unless otherwise indicated, all information in this Form 10-K/A is as of December 31, 2005 and does not reflect any subsequent information or events.

SI INTERNATIONAL, INC.

FORM 10-K

PART I
ITEM 1	Business
ITEM 1A	Risk Factors.
ITEM 1B	Unresolved Staff Comments
ITEM 2	Properties
ITEM 3	Legal Proceedings
ITEM 4	Submission Of Matters To a Vote of Security Holders
PART II
ITEM 5	Market for the Company’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities
ITEM 6	Selected Financials Data
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A	Quantitative and Qualitative Disclosures about Market Risk
ITEM 8	Financial Statements and Supplementary Data
ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 9A	Controls and Procedures
ITEM 9B	Other Information
PART III
ITEM 10	Directors and Executive Officers of the Company
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions
ITEM 14	Principal Accountant Fees and Services
PART IV
ITEM 15	Exhibits and Financial Statement Schedules
Signatures

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

•       Program Management & Acquisition Support — The program management and acquisition support practice assists clients with initiating, assembling, executing, and managing all sizes of acquisition programs. The practice area provides acquisition strategies, government required documentation (DoD 5000), and solicitation packages, as well as, source selections and contract management support. The practice area manages and oversees high-tech systems development; interprets and synchronizes requirements with system architectures and integrated master plans; and, identifies and tracks technical and programmatic interdependencies and interactions among requirements. The technical staff is skilled in providing systems engineering technical assistance (SETA) support to client programs for cost, schedule, performance, risk management, and contracting activities.

•       Integrated Solutions Development — The integrated solutions development practice focuses on the integration of commercial-off-the-shelf products with custom software engineering. Integrated solutions are deployed using structured Capability Maturity Model Integration (CMMI) practices to deliver services including feasibility studies and systems planning, enterprise architecture design, rapid prototype development, detailed systems design, implementation, independent verification and validation, testing, life-cycle documentation, and operations and maintenance. This practice area specializes in legacy systems migration to enterprise-wide applications, database-driven web applications (internet, extranet, and intranet), work flow systems implementation, enterprise portal development, enterprise-wide IT integrated services, mobile and wireless solutions, business intelligence (data warehouse and mining solutions) and Enterprice Resource Planning systems implementation.

•       Information Security — The information security practice delivers analyses, methods and technologies that enable clients to secure their information against unauthorized access and service disruption. The solutions are designed to protect and defend information systems against malicious actions, reduce the threat to system security and proactively manage risk. The practice area provides security policy and procedure development, threat determination and risk assessment, vulnerability analysis, system security engineering, network defense, secure document processing, applications and web security, security evaluation and accreditation and training.

•       Records Management — The records management practice specializes in application processing, data entry, case and file management, large scale identification and credentialing systems, call center support, and analytical support services. The practice area services include the management and operation of integrated file tracking systems, electronic records management, large volume file processing, secure identity card production, scanning operations to include documents and biometrics, storing and shipping of documents, quality control audits, secure file destruction, and network installation.

•       Learning Solutions — The learning solutions practice focuses on the design, development and delivery of learning and performance interventions to meet the client’s individual and organizational performance needs and manage change. The practice area provides front end analysis, blended solutions, web-based and instructor-led training, electronic performance support systems (EPSS), human performance design, and learning standards and learning infrastructure consulting. Our understanding and experience in the distance learning, e-Learning, and ever changing Learning Management Systems/Learning Content Manangement Systems environments provides our clients rapid design and deployment of solution-based programs to meet today’s requirements and tomorrow’s challenges.

•       Systems Engineering — The systems engineering practice delivers mission and requirements analysis, enterprise/operational architecture modeling and development, system application and development, system design, validation and verification, integrated logistics support, life cycle engineering, and complex simulation. The technical staff is skilled in command, control, communications, computer and intelligence (C4I), engineering, object oriented analysis and design, system testing, requirements traceability and specialty disciplines, including reliability/maintainability/availability engineering and safety and sustaining engineering. Many of these skills are focused on military space applications.

•       Network Solutions — The network solutions practice designs, engineers, deploys, and manages a full range of networked communications and infrastructure solutions. The practice area provides IT and network requirements, definition and analysis, detailed systems design, network and technology selection and procurement, global end-to-end installation, and spectrum/bandwidth management. These solutions encompass voice, video, data, narrowband, broadband and wireless technologies. Applications include large scale enterprise networks for government, highly secure networks.

•       Mission-critical Outsouring — The mission-critical outsouring practice uses domain expertise to operate clients’ systems and processes vital to their businesses. The practice area offers professional services to perform business process and information technology outsourcing, sustaining engineering, logistics services, and call center operations.

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

The following chart provides certain information regarding our two largest contracts for fiscal year 2005, in terms of revenues:

		Percent of Revenues in
Contract	Customer	2005	2004	Expiration Date
Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance (C4I2TSR)	U.S. Air Force Space Command	18.8	17.3	2013	*
National Visa Center (NVC)	Department of State	9.1	9.2	2011	*

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

Amendment to Credit Facility.   On February 27, 2006, we entered into the First Amendment. The First Amendment provides new terms and conditions with respect to the term loan portion of the Credit Agreement and increased the available term loan amount to approximately $129.3 million from approximately $99.3 million. The funds borrowed under the new term loan were used to (a) refinance the initial term loan; (b) to finance the acquisit☒ion of Zen; and (c) to provide for working capital, capital expenditures and other general corporate purposes. The First Amendment amended the leverage ratio that requires us to maintain a ratio of funded debt to consolidated EBITDA for such period as follows:

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

The following table sets forth certain items from our consolidated statements of operations.

	Fiscal Year			Percentage Change
	2005	2004	2003	2005 - 2004	2004 - 2003
Revenue	$397,919	$262,306	$168,287	51.7%	55.9%
Direct Costs	246,481	166,774	101,940	47.8%	63.6%
Indirect Costs	113,015	71,917	51,569	57.1%	39.5%
Depreciation/Amortization	2,161	2,231	2,009	(3.1)%	11.0%
Amortization of Intangible Assets	2,292	648	—	253.7%	100.0%
Income from Operations	33,970	20,736	12,769	63.8%	62.4%
Other Income (Expense)	12	(1)	0	0.0%	0.0%
Interest Expense	(6,103)	(2,760)	(606)	121.1%	355.4%
Provision for Income Taxes	10,942	7,098	4,784	54.2%	48.4%
Net Income	16,937	10,877	7,379	55.7%	47.4%

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

Disclosure Controls and Procedures and Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management,

including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2005 the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the definitive proxy statement of SI International, Inc. for its 2006 annual meeting of stockholders filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report

	1.	Financial Statements

A.	Report of Independent Registered Public Accounting Firm
B.	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
C.	Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004
D.	Consolidated Statements of Operations for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003
E.	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003
F.	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003
G.	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

3.	Exhibits

The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

(b)	Exhibits

See Item 15(a)(3) above

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10 day of May, 2006.

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

10.19	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
21.1	Subsidiaries of the registrant (**).
23.1	Consent of Ernst & Young LLP (**).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a 14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*                 Indicates filed herewith.

**          Previously filed

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

SI International, Inc.
Consolidated statements of stockholders’ equity
For the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003

(Amounts in thousands, except share data)

	Stockholders’ equity (deficit)
	Common stock		Additional paid-in Capital	Deferred Compensation	Retained earnings (Accumulated deficit)	Total
	Shares	Amount
Balance, December 28, 2002	8,439,741	85	75,682	(509)	(1,281)	73,977
Exercise of stock options	11,766	—	67	—	—	67
Compensatory stock option grants/amortization of deferred compensation	—	—	(37)	169	—	132
Offering costs	—	—	(8)	—	—	(8)
Net income	—	—	—	—	7,379	7,379
Balance, December 27, 2003	8,451,507	$85	$75,704	$(340)	$6,098	$81,547
Exercise of stock options	76,026	1	929	—	—	930
Amortization of deferred compensation	—	—	(3)	132	—	129
Option exercise tax effect	—	—	348	—	—	348
Offering proceeds, net of offering costs	2,520,000	25	51,214	—	—	51,239
Net income	—	—	—	—	10,877	10,877
Balance, December 25, 2004	11,047,533	$111	$128,192	$(208)	$16,975	$145,070
Exercise of stock options	293,689	3	3,735	—	—	3,738
Amortization of deferred compensation	—	—	(12)	136	—	124
Stock-based compensation	—	—	415	72	—	487
Option exercise tax effect	—	—	1,561	—	—	1,561
Other	—	—	(48)	—	—	(48)
Net income	—	—	—	—	16,937	16,937
Balance, December 31, 2005	11,341,222	$114	$133,843	$—	$33,912	$167,869

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