Form 10-Q
period 2006-07-01
SI INTERNATIONAL INC
filed 2006-08-09
CIK 1143363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JULY 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)   ☐ Yes  ☒ No

As of August 1, 2006, 12,881,715 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	July 1, 2006	December 31 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,283	$26,160
Marketable securities	—	7,850
Accounts receivable, net	99,027	93,633
Deferred tax asset	422	422
Other current assets	7,759	6,276
Total current assets	113,491	134,341
Property and equipment, net	10,423	5,908
Intangible assets, net	22,063	16,483
Other assets	6,528	5,655
Goodwill	220,854	173,308
Total assets	$373,359	$335,695
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$839	$1,000
Accounts payable	17,450	25,364
Accrued expenses and other current liabilities	28,814	29,674
Note payable – former owner of acquired business	5,614	2,280
Total current liabilities	52,717	58,318
Long-term debt, net of current portion	82,555	98,250
Deferred income tax	6,214	5,221
Other long-term liabilities	7,650	6,037
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 12,854,939 and 11,341,222 shares issued and outstanding as of July 1, 2006 and December 31, 2005, respectively	129	114
Additional paid-in capital	181,101	133,843
Accumulated other comprehensive income	325	—
Retained earnings	42,668	33,912
Total stockholders’ equity	224,223	167,869
Total liabilities and stockholders’ equity	$373,359	$335,695

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Revenue	$119,233	$95,983	$226,465	$179,700

Operating costs and expenses:
Cost of services	74,968	58,598	141,577	111,201
Selling, general and administrative	32,632	27,929	63,178	51,509

Depreciation and amortization	673	531	1,221	1,082
Amortization of intangible assets	823	611	1,470	1,068

Total operating costs and expenses	109,096	87,669	207,446	164,860
Income from operations	10,137	8,314	19,019	14,840
Other income (expense)	(101)	14	(71)	(85)
Interest expense	(2,693)	(1,659)	(4,475)	(2,756)

Income before provision for income taxes	7,343	6,669	14,473	11,999
Provision for income taxes	2,901	2,633	5,717	4,739

Net income	4,442	$4,036	8,756	$7,260

Earnings per common share:
Basic	$0.35	$0.36	$0.72	$0.65

Diluted	$0.34	$0.35	$0.70	$0.62

Basic weighted-average shares outstanding	12,770	11,131	12,096	11,097

Diluted weighted-average shares outstanding	13,171	11,650	12,532	11,638

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Six Months Ended
	July 1, 2006	June 25, 2005
Cash flows from operating activities:
Net income	$8,756	$7,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,221	1,082
Amortization of intangible assets	1,470	1,068
Loss on disposal of fixed assets	10	9
Stock-based compensation	12	62
Change in fair value of interest rate swap	325	—
Amortization of deferred financing costs	1,366	288
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,326	3,724
Other current assets	(1,354)	(1,360)
Other assets	(1,586)	(658)
Accounts payable and accrued expenses	(13,228)	1,863
Other long term liabilities	2,536	934
Net cash provided by operating activities	4,854	14,272
Cash flows from investing activities:
Purchase of property and equipment	(5,028)	(333)
Proceeds from sale of marketable securities	13,850	7,000
Purchase of marketable securities	(6,000)	(5,000)
Former owner payable	(10,322)	—
Cash paid for business acquisitions, net of cash assumed	(47,992)	(73,973)
Net cash used in investing activities	(55,492)	(72,306)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,245	1,389
Proceeds from issuance of common stock	40,402	—
Income tax benefit from stock option exercises	1,614	—
Repayments under line of credit	—	(28,954)
Proceeds from long-term debt	30,000	100,000
Repayments of long-term debt	(45,856)	—
Payments of debt issuance costs	(552)	(3,170)
Repayments of capital lease obligations	(92)	(53)
Net cash provided by financing activities	30,761	69,212
Net change in cash and cash equivalents	(19,877)	11,178
Cash and cash equivalents, beginning of period	26,160	3,754
Cash and cash equivalents, end of period	6,283	$14,932

Supplemental disclosures of cash flow information:
Cash payments for interest	$3,809	$1,916
Cash payments for income taxes	$5,946	$2,458
Cash payments for capital leases	$232	—

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.             Basis of Presentation:

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and Notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the financial statements and Notes included in SI International’s Annual Report on Form 10-K/A for the year ended December 31, 2005.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

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

Reporting periods

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  Typically, fiscal quarters also end on the Saturday nearest, but not falling after, the end of the calendar quarter.  However, we will end those fiscal quarters presented in our Forms 10-Q (the first three fiscal quarters) on the Saturday which provides us with a 13 week quarter even if that Saturday falls after the end of the calendar quarter.  As a result, in the future, if our fiscal year comprises 53 weeks, the first three quarters shall each be comprised of 13 weeks and the fourth quarter shall be comprised of 14 weeks.  Consistent with this policy, our second quarter ended July 1, 2006 was a 13 week quarter.

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

Significant customers

Revenue generated from contracts with the Federal government or prime contractors doing business with the Federal government accounted for a significant percent of revenues in the fiscal quarters ending July 1, 2006 and June 25, 2005.

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Department of Defense	47.3%	44.2%	47.6%	46.2%
Federal civilian agencies	51.0	54.3	50.6	52.0
Commercial entities	1.7	1.5	1.8	1.8
Total revenue	100.0%	100.0%	100.0%	100.0%

For the quarter ended July 1, 2006, we had one contract that generated in excess of 10% of our revenue; whereas, for the quarter ended June 25, 2005, we had two contracts that generated in excess of 10% of our revenue. Our C4I2TSR contract with the U.S. Air Force Space Command is an ID/IQ contract which is utilized by different Federal Government agencies. Historically, we have reported revenue under the C4I2TSR contract using revenue generated by task orders issued to our Network and Telecom Business Unit. In the future, however, we will be reporting revenue generated from any task order issued under the C4I2TSR contract to any Company business unit. Under this approach, for the three and six months ended July 1, 2006, revenue from the C4I2TSR contract represented approximately 20.1% and 21.1% of our revenue, respectively. For the three and six months ended June 25, 2005, our C4I2TSR contract represented approximately 18.1% and 18.8% of our revenue, respectively. Our SCOT contract with the Department of Homeland Security represented approximately 10.4% of our revenue for the three months ended June 25, 2005.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	July 1, 2006	December 31, 2005
Deferred loan costs	$5,527	$4,975
Accumulated amortization	(2,812)	(1,542)
	$2,715	$3,433

Intangible assets

Intangible assets from acquisitions, which consist primarily of contractual customer relationships, are amortized utilizing an accelerated method over 6 to 14 years, based on their estimated useful lives. The accumulated amortization of intangible assets is $4.4 million and $3.0 million, respectively, as of July 1, 2006 and December 31, 2005. Amortization expense is estimated to be $3.1 million, $2.8 million, $2.5 million, $2.2 million and $2.2 million for the years 2006, 2007, 2008, 2009 and 2010, respectively.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at July 1, 2006 and December 31, 2005.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Due to the use of the modified prospective method, prior interim periods and fiscal years will not reflect any restated amounts. As disclosed in the stock option plans in Note 9, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The Company issued insignificant stock options in the quarters ended April 1, 2006 and July 1, 2006. Accordingly, no significant stock compensation expense was recognized during the first and second quarters.

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

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005

Net income - as reported	$4,442	$4,036	$8,756	$7,260

Add: total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of tax	—	19	—	38

Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of tax	—	(734)	—	(1,376)

Net income - pro forma	4,442	3,321	8,756	$5,922

Basic earnings per share - as reported	$0.35	$0.36	$0.72	$0.65

Diluted earnings per share - as reported	$0.34	$0.35	$0.70	$0.62

Basic earnings per share - pro forma	$0.35	$0.30	$0.72	$0.53

Diluted earnings per share - pro forma	$0.34	$0.29	$0.70	$0.51

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal periods ended July 1, 2006 and June 25, 2005:

	Fiscal Year
	July 1, 2006	June 25, 2005
Risk-free interest rate	5.07%	3.99%
Expected life of options	5 years	6 years
Expected stock price volatility	42.3%	50.0%
Expected dividend yield	0%	0%

The risk-free interest is based on U.S. Treasury yields in effect at the time of grant over the expected term of the option. The expected life of options is derived from the Company’s historical option exercise data. The expected stock price volatility is based on the historical volatility of the Company’s common stock.

As of July 1, 2006, the total remaining unrecognized compensation expense related to unvested options was $0.2 million which will be recognized over the weighted average period of 3 years.

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

The following details the computation of net income per common share (in 000s):

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Net Income – Basic and Diluted	$4,442	$4,036	$8,756	$7,260

Weighted average share calculation:

Basic weighted-average shares outstanding	12,770	11,131	12,096	11,097
Treasury stock effect of stock options	401	519	436	541

Diluted weighted-average shares outstanding	13,171	11,650	12,532	11,638

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year.

New accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123(R) (revised 2004), Share Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires an entity to account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company as of its fiscal year beginning January 1, 2006. All public companies must use either the modified prospective or the modified retrospective transition method.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Due to the use of the modified prospective method, prior interim periods and fiscal years will not reflect any restated amounts. As disclosed in the stock option plans in Note 9, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The Company issued insignificant stock options in the quarters ended April 1, 2006 and July 1, 2006. Accordingly, no significant stock compensation expense was recognized during the first and second quarters. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and pro forma earnings per share in the Stock-Based Compensation section of this note to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. The adoption of this requirement reduced net operating cash flows and increased net financing cash flows in periods after adoption.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies.  FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is in the process of determining the effect of this proposal on its financial statements.

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

Approximately $47.8 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired and approximately $6.9 million and $0.2 million of the purchase price has been assigned to identifiable intangible assets of contractual customer relationships and non-compete agreements, respectively. Each customer relationship, which includes each customer’s contract, is being amortized on an accelerated basis over their remaining useful life of 9 years. The non-compete agreements are amortized on a straight-line basis over a 3-year period.

The total purchase price paid, including transaction costs of $0.8 million, has been preliminarily allocated as follows (in thousands):

Cash and cash equivalents	$2,542
Accounts receivable	10,720
Other current assets	129
Property and equipment	491
Accounts payable and accrued expenses	(12,485)
Other long term liabilities	(41)
Intangible assets	7,050
Goodwill	47,847
Total consideration	$56,253

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

Approximately $52.6 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired, and approximately $12.2 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The contractual customer relationships are being amortized using an accelerated method over their estimated useful life of 14 years.

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the six months ended July 1, 2006 and June 25, 2005 as if the above described acquisitions had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combination had been in effect for the six months ended July 1, 2006 and June 25, 2005.

	Six Months Ended
	July 1, 2006	June 25, 2005
Revenue	$234,007	$206,194
Net income	$9,044	$8,412
Diluted earnings per share	$0.72	$0.72

In accordance with the purchase accounting method, the operations of Zen and SEI have been included in the Company’s statement of operations since their respective dates of acquisition.

4.             Accounts receivable:

Accounts receivable consists of the following (in thousands):

	July 1, 2006	December 31, 2005

Billed accounts receivable	$41,723	$47,939
Unbilled accounts receivable:
Currently billable	49,605	40,094
Unbilled retainages and milestone payments expected to be billed within the next 12 months	8,153	5,546
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	994	1,563
Total unbilled accounts receivable	58,752	47,203
Allowance for doubtful accounts	(1,448)	(1,509)

Accounts receivable, net	$99,027	$93,633

The currently billable amounts included as unbilled accounts receivable as of July 1, 2006 represent amounts that are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

5.             Property and equipment:

Property and equipment consist of the following (in thousands):

	July 1, 2006	December 31, 2005
Computers and equipment	$9,635	$8,691
Software	2,793	2,623
Furniture and fixtures	4,783	2,356
Leasehold improvements	3,682	1,581
	20,893	15,251
Less—Accumulated depreciation and amortization	(10,470)	(9,343)

Property and equipment, net	$10,423	$5,908

Property and equipment includes assets financed under capital lease obligations of approximately $404,000 and $273,000, net of accumulated amortization, as of July 1, 2006 and December 31, 2005, respectively.  The increase in the value of Property and Equipment is primarily related to the furnishings in our new Colorado Springs Campus – a 123,000 square foot facility that replaces two other locations nearby.

6.             Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 1, 2006	December 31, 2005
Accrued vacation	$7,879	$6,183
Accrued compensation	11,099	9,638
Accrued bonus	1,924	6,755
Other accrued liabilities	7,912	7,098
Accrued expenses and other current liabilities	$28,814	$29,674

7.             Debt:

Debt consists of the following (in thousands):

	July 1, 2006	December 31, 2005
Credit facilities:
Line of credit bears interest at LIBOR plus 200 to 275 base points or a specified base rate plus 100 to 175 basis points, interest due monthly, principal due February 9, 2010	$—	$—
Term loan, pursuant to the First Amendment, as of July 1, 2006 bears interest at LIBOR plus 200 basis points or a specified base rate plus 100 basis points, with nineteen consecutive quarterly principal and interest payments of $209,816 starting on June 30, 2006, with the unpaid principal and interest of approximately $79.6 million due on February 9, 2011	83,394	99,250
Total debt*	$83,394	$99,250

*                    Excludes approximately $6.0 million (including imputed interest) and $2.3 million note payable in connection with the Zen and Bridge acquisitions as July 1, 2006 and December 31, 2005, respectively.

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

On February 27, 2006, contemporaneously with the closing of our acquisition of Zen, we entered into a First Amendment to the Credit Agreement (the “First Amendment”).  The Credit Agreement, as amended by the First Amendment, is referred to herein as the “Amended Credit Agreement”.  The funds borrowed under the First Amendment were used to (i) refinance the approximately $99.3 million in principal outstanding under the then existing term loan under the Credit Agreement and to pay any and all fees and expenses related thereto; (ii) to finance the acquisition of Zen and pay any and all fees and expenses related thereto; and (iii) to provide for working capital expenditures, and other general corporate uses.

The Company had approximately $129.3 million of outstanding debt under our First Amendment on February 27, 2006 following the closing of our acquisition of Zen. As with the previous credit facilities, we are required to maintain compliance with financial and non-financial covenants including, maintaining certain leverage and fixed charge ratios, as well as certain annual limits on our capital expenditures.  The First Amendment amended the leverage ratio that requires us to maintain a ratio of funded debt to consolidated EBITDA for such period as follows:

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

In connection with the Credit Agreement, the Company incurred approximately $3.2 million financing costs. With respect to the First Amendment, the Company incurred approximately $0.5 million in financing costs.  Such costs associated with the Credit Agreement were capitalized as deferred financing costs on the balance sheet and amortized over the six year term of the Credit Agreement.  Such costs associated with the First Amendment are being amortized over five year term of the First Amendment.

At the time the Company borrows funds from either the loan facilities under the Amended Credit Agreement, it may choose from two interest rate options.  The Company may elect to have the borrowings bear interest at floating rates equal to LIBOR plus a spread ranging from 200 to 270 basis points or an alternative base rate plus a spread ranging from 100 to 175 basis points.  Under either the LIBOR or alternative base rate option, the exact interest rate spread will be determined based upon the Company’s leverage ratio as defined in the Amended Credit Agreement.

  During the quarter ended July 1, 2006, the Company used the net proceeds from its April 2006 common stock offering as described under Note 9 below, combined with cash on hand to pay down approximately $45.0 million of outstanding term debt under the First Amendment, after which the remaining principal balance as of July 1, 2006, was approximately $83.4 million. As a result of the pay down of principal, the Company’s quarterly payment was reduced from $323,125 to $209,816 in consecutive quarterly payments starting from June 30, 2006 through December 30, 2010, and a final payment of approximately $79.6 million on February 9, 2011.  The amount of deferred loan origination fees written off in connection with the pay down in the quarter ended July 1, 2006 was $0.9 million.

The Company also had a note payable outstanding in the amount of $2.3 million, which was paid in June 2006 for the acquisition of Bridge, and a note payable with a face value of $6.0 million including imputed interest, to be paid in May 2007 for the acquisition of Zen.

8.             Commitments and contingencies:

Leases

As of July 1, 2006, the Company has noncancelable operating leases, primarily for real estate, that expire over the next ten years.   Rental expense during the quarter ended July 1, 2006 was approximately $2.3 million, compared to rental expense of approximately $1.9 million during the quarter ended June 25, 2005.

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

In June 2006, the Company, through one of its subsidiaries, was awarded a judgment in a lawsuit filed in the Circuit Court of Fairfax County, Virginia against National Technologies Associates, Inc. (“NTA”) in the amount of $841,612. The Company’s claims arose out of the Company’s allegation that NTA breached a contract which obligated NTA to subcontract certain work to the Company’s subsidiary.  The Company has not recorded the judgment because the judgment is presently subject to NTA’s motion for reconsideration before the trial court and, in the event that NTA does not succeed in its motion for reconsideration, the Company anticipates that NTA will seek to appeal the judgment to the Virginia Supreme Court.  While the Company cannot presently determine the ultimate outcome of this matter, management believes that it will prevail on NTA’s motion to reconsider the matter and that the judgment in its favor will be upheld or affirmed.

9.             Stockholders’ equity:

April 2006 common stock offering

On April 7, 2006, we issued 1,200,000 shares of common stock in an underwritten public offering at an initial price to the public of $34.00 per share under our shelf registration statement on Form S-3 (No. 333-113827) declared effective by the SEC on May 21, 2004.  Net sale proceeds to the Company, after deducting underwriting discounts and commissions, but before other expenses relating to the sale, totaled approximately $40.5 million.  The Company used the net proceeds from the sale together with cash on hand to pay down outstanding term debt under the First Amendment.

Stock option plans

In April 2005, the Board of Directors voted to adopt the 2002 Amended and Restated Omnibus Stock Incentive Plan (the “Amended and Restated Plan”), and the Amended and Restated Plan was approved by our stockholders at the annual meeting of stockholders held in June 2005. The Amended and Restated Plan amends and restates the Company’s prior 2002 Stock Incentive Plan, or the “Plan”, by (i) increasing the number of shares of common stock reserved and available under the Plan by 1,000,000 shares to a total share allocation of 2,920,000, (ii) permitting the grant of deferred shares, performance shares and performance units, (iii) prohibiting repricing of options without prior stockholder approval, (iv) limiting the number of shares of common stock and performance units subject to awards a participant may receive in any calendar year to 300,000 and 500,000, respectively, and adding other administrative provisions to comply with the performance-based compensation exception to the deduction limit of Section 162(m) of the Internal Revenue Code of 1986, as amended; (v) eliminating the provision that previously provided for an automatic increase in the number of shares reserved for issuance under the Amended and Restated Plan each fiscal year by a number equal to the lesser of 160,000 shares or an amount determined by the Board of Directors, (vi) providing that non-qualified stock option grants will be priced at one hundred percent (100%) of fair market value; (vii) providing for minimum vesting periods of stock bonus awards, restricted common stock awards, stock appreciation rights, deferred shares, and other stock awards subject to the possible acceleration of the vesting schedule at the discretion of the administrator; (viii) providing that future amendments to the Amended and Restated Plan that increase the number of shares allocated, modify participation requirements, or materially increase benefits accruing to the participants under the Plan will be subject to stockholder approval; and (ix) making other technical changes to the Plan.

On December 13, 2005, the Board of Directors announced the accelerated vesting of unvested stock options previously awarded to employees, officers and directors as of December 7, 2005 in light of a new accounting regulation that came into effect on January 1, 2006. Based on the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), the Board took the action to accelerate the unvested stock with the belief that it was in the best interest of stockholders, as it will reduce the Company’s reported compensation expense in future periods.

A summary of option activity under the plan as of July 1, 2006, is presented below:

	Options	Shares exercisable	Weighted-average exercise price
Outstanding at December 31, 2005	1,750,937		$20.29

2006 grants	13,900		32.38

2006 exercises	(313,717)		16.66

2006 forfeitures	(15,263)		26.34

Balance, July 1, 2006	1,435,857		$21.42

Options exercisable at July 1, 2006		1,424,457	$21.33

The following table shows the number of options outstanding, the weighted average exercise price, the weighted average remaining life, and the options exercisable for each range of exercise prices of options outstanding at July 1, 2006.

	Number of Options Outstanding	Range of Exercise Price	Weighted Avg. Exercise Price	Weighted Average Remaining Life	Options Exercisable	Weighted Avg. Exercise Price
	66,730	$1.58 – 9.27	$9.06	2.6	66,730	$9.06
	350,933	$10.81 – 14.00	$13.80	6.4	350,933	$13.80
	318,229	$16.40 – 19.26	$16.68	7.1	318,229	$16.68
	197,639	$20.55 – 26.60	$25.71	8.1	197,639	$25.71
	332,478	$26.80 – 29.87	$28.14	8.8	332,478	$28.14
	169,300	$30.46 – 32.83	$31.02	9.3	157,900	$30.92
	548	$556.26	$556.26	1.5	548	$556.26
Total	1,435,857		$21.42	7.5	1,424,457	$21.33

Each stock option grant establishes the vesting schedule applicable to the grant. The weighted-average remaining contractual life of the stock options outstanding and exercisable as of July 1, 2006 was 7.5 years with the maximum contractual term of 10 years.

The weighted-average grant-date fair value of options granted during the quarters ended July 1, 2006 and June 25, 2005 were $14.24 and $14.10, respectively. The total intrinsic value of options exercised during the quarters ended July 1, 2006, and June 25, 2005 was $1.1 million and $1.0 million, respectively. The total intrinsic value of options outstanding and exercisable as of July 1, 2006 was $13.6 million.

Stock repurchase program

In December 2005 the Company’s Board of Directors authorized the repurchase of up to 300,000 shares of its common stock up to an aggregate maximum dollar amount of $8 million.  The Company had 12,881,715 shares outstanding as of August 1, 2006.  Timing and volume of any purchases will be guided by management’s assessment of market conditions, securities law limitations, the number of shares of common stock outstanding, and alternative, potentially higher value uses for cash resources.  The repurchase plan may be suspended or discontinued at any time without prior notice.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as

“anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward- looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below, elsewhere in this Form 10-Q and in the section entitled “Risk Factors” in our Form 10-K/A  for the fiscal year ended December 31, 2005.   You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q.

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year.  Typically, fiscal quarters also end on the Saturday nearest, but not falling after, the end of the calendar quarter.  However, in order to ensure that the fiscal quarters presented in this Form 10-Q include 13 weeks, we ended the second quarter on Saturday, July 1, 2006.   Similarly, we will end future fiscal quarters on the Saturday which provides us with a 13 week quarter to compare with the previous year’s quarterly results even if that Saturday falls after the end of the calendar quarter.  As a result, our fiscal year may be comprised of 52 or 53 weeks.

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

We employ a Rapid Response • Rapid Deployment® methodology that enables the rapid standing up of innovative solutions and the incorporation of additional capabilities in rapid succession. This capability allows us to respond to urgent IT imperatives quickly, often in a matter of months, and within a well defined budget. We can, therefore, provide solutions for current IT needs, while establishing a platform for advancing long-term transformational objectives. We possess a proven ability to respond to high priority information technology and network needs through innovation, and an enviable reputation for timely delivery of robust solutions on assignments where failure is not an option. Our “Mission Critical • Mission Accomplished™” solutions enable clients to respond to new mandates, expand the scope of their missions, and reengineer underlying business processes. We have a demonstrated ability of turning troubled IT projects into winning outcomes and realized exceptional growth from high-quality client engagements. We also utilize mature and proven processes to manage and market large-scale ID/IQ contracts, such as C4I2TSR. We employ a diverse, innovative team that effectively utilizes small business partners’ unique skills and expertise for mission critical IT projects.

For the fiscal quarters ended July 1, 2006 and June 25, 2005, we received 98.3% and 98.5%, respectively, of our revenues from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors.  Additionally,  for the fiscal quarters ended July 1, 2006 and June 25, 2005, 1.7% and 1.5%, respectively, of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the DoD includes revenue generated from work performed under engagements for both the DoD and the Intelligence community.

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Department of Defense	47.3%	44.2%	47.6%	46.2%
Federal civilian agencies	51.0%	54.3%	50.6%	52.0%
Commercial entities	1.7%	1.5%	1.8%	1.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

We have derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Prime contract revenue	77.9%	73.6%	77.8%	74.9%
Subcontract revenue	22.1%	26.4%	22.2%	25.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our services are provided to clients pursuant to three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Cost reimbursable	29.6%	27.0%	30.7%	27.9%
Time and materials	40.0%	45.2%	40.4%	45.6%
Fixed price	30.4%	27.8%	28.9%	26.5%
Total	100.0%	100.0%	100.0%	100.0%

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

Recent Events

Stock Issuance.  On April 7, 2006, we issued 1,200,000 shares of common stock in an underwritten public offering at an initial price of $34.00 per share under our shelf registration statement on Form S-3 (No. 333-113928) declared effective by the SEC on May 31, 2004.  Net sale proceeds to the Company, after deducting underwriting discounts and commissions, but before other expenses relating to the sale, totaled approximately $40.5 million.  The Company used the net proceeds from the sale to pay down outstanding term debt under the First Amendment, after which the remaining principal balance is approximately $83.4 million.

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

Under the terms of our Amended Credit Agreement, the Company is required to maintain compliance with financial and non-financial covenants.  The Company is in compliance with all such covenants as of July 1, 2006.

Cash and Cash Equivalents.   We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, as of the end of three months ending July 1, 2006 and June 25, 2005 was $6.3 million and $14.9 million, respectively.

Cash Flow.   The following table sets forth our sources and uses of cash for the six months ended July 1, 2006 and June 25, 2005.

	Six Months Ended
	July 1, 2006	June 25, 2005
	(in thousands)
Net cash provided by operations	$4,854	$14,272
Net cash used in investing activities	(55,492)	(72,306)
Net cash provided by financing activities	30,761	69,212
Net (decrease) increase in cash	$(19,877)	$11,178

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash provided by operations in the six months ended July 1, 2006 was attributable to net income of $8.8 million, plus depreciation, amortization and other non-cash items of $4.4 million, net of  an increase in working capital and other operating assets and liabilities of $8.3 million.  Cash provided by operations in the six months ended June 25, 2005 was attributable to net income of $7.3 million, depreciation, amortization, and other non-cash items of $2.5 million, and a decrease in working capital and other operating assets and liabilities of $4.5 million.

Our cash flow used in investing activities consists primarily of capital expenditures, the purchase and sale of marketable securities, and acquisitions. In the six months ended July 1, 2006, we paid $48.0 million for business acquisitions, net of cash assumed, repaid a contract settlement to a former owner for $10.3 million, and purchased capital assets totaling $5.0 million. We partially offset the cash use with $7.9 million of proceeds from the sale of marketable securities, net of purchases. During the six months ended June 25, 2005, we paid $74.0 million for business acquisitions, net of cash assumed, invested $0.3 million in capital assets, and we partially offset the cash use with $2.0 million of proceeds from the sale of marketable securities, net of purchases.

For the six months ended July 1, 2006, cash flow provided by financing activities was attributed to proceeds of $40.4 million from the sale of common stock, $30 million of proceeds from the issuance of term debt, $5.2 million of proceeds from the exercise of stock options and $1.1 million from other sources, net of $45.9 million repayment of term debt.  For the six months ended June 25, 2005, cash flow provided by financing activities was attributed to proceeds of $100 million from the issuance of term debt and $1.4 million of proceeds from the exercise of stock options, net of a $29 million repayment of revolving debt and a $3.2 million payment of debt issuance fees and other items.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	62.9	61.1	62.5	61.9
Selling, general and administrative	27.4	29.1	27.9	28.7
Depreciation and amortization	0.5	0.6	0.5	0.6
Amortization of intangible assets	0.7	0.6	0.7	0.6
Total operating costs and expenses	91.5	91.4	91.6	91.8
Income from operations	8.5	8.6	8.4	8.2
Other income (expense)	—	—	—	—
Interest expense	(2.3)	(1.7)	(2.0)	(1.5)

Income before provision for income taxes	6.2	6.9	6.4	6.7
Provision for income taxes	2.4	2.7	2.5	2.7

Net income	3.8%	4.2%	3.9%	4.0%

Three months ended July 1, 2006 compared with three months ended June 25, 2005

Revenue.  Substantially all of our revenue is derived from services and solutions provided to the Federal Government, primarily by our employees and, to a lesser extent, our subcontractors.  For the three months ended July 1, 2006, our revenues increased 24.2% to $119.2 million from $96.0 million for the three months ended June 25, 2005. Revenues from work under Federal Government contracts increased 24.0% to $117.2 million for the three months ended July 1, 2006 from $94.5 million for the three months ended June 25, 2005. This increase was attributable to the acquisition and integration of Zen in the first quarter of 2006, new contract awards, successful recompetition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  Commercial revenues increased  to $2.1million in the three months ended July 1, 2006 from $1.5 million in the three months ended June 25, 2005.  We continue to focus primarily on opportunities for the Federal government.

Cost of services.  Cost of services includes direct labor and other direct costs such as materials and subcontracts, incurred to provide our services and solutions to our customers. Generally, changes in cost of services are correlated to changes in revenue as resources are consumed in the production of that revenue. Please note that in prior period financial statements, we referred to cost of services as “direct costs”.  We expect to use the term cost of services in all future periods.  For the three months ended July 1, 2006, cost of services increased 27.9% to $75.0 million from $58.6 million for the three months ended June 25, 2005. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, cost of services were 62.9% for the three months ended July 1, 2006 as compared to 61.1% for the three months ended June 25, 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. Please note that in prior period financial statements, we referred to selling, general and administrative expenses as “indirect costs”.  We expect to use the term selling, general and administrative expenses in all future periods.  For the three months ended July 1, 2006, selling, general and administrative expenses increased 16.8% to $32.6 million from $27.9 million for the three months ended June 25, 2005.  This $4.7 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in cost of services as well as the integration of Zen.  As a percentage of revenue, selling, general and administrative expenses were 27.4% for the three months ended July 1, 2006 as compared to 29.1% for the three months ended June 25, 2005.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements.  For the three months ended July 1, 2006, depreciation and amortization expense was $0.7 million, a slight increase compared to $0.5 million for the three months ended June 25, 2005.  However, as a percentage of revenue, depreciation and amortization expense was 0.5% for the three months ended July 1, 2006 compared to 0.6% for the three months ended June 25, 2005.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets.  We discontinued the amortization of goodwill effective December 30, 2001.  Identifiable intangible assets are amortized over their estimated useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated remaining lives. For the three months ended July 1, 2006, amortization of intangible assets was $0.8 million, compared to $0.6 million for the three months ended June 25, 2005.  This increase was attributed primarily to the Zen acquisition.    As a percentage of revenue amortization of intangible assets was 0.7% for the three months ended July 1, 2006 compared to 0.6 % for the three months ended June 25, 2005.

Income from operations.  For the three months ended July 1, 2006, income from operations increased 21.9% to $10.1 million from $8.3 million for the three months ended June 25, 2005. This increase was attributable primarily to increased revenues.  As a percentage of revenue, income from operations was 8.5% for the three months ended July 1, 2006 compared to 8.7% for the three months ended June 25, 2005.

Interest expense.  Interest expense increased 62.3% to $2.7 million for the three months ended July 1, 2006 from $1.7 million for the three months ended June 25, 2005. This increase was attributable primarily to the $0.9 million write off of loan origination fees due to the prepayment of term debt.   As a percentage of revenue, interest expense was 2.3% for the three months ended July 1, 2006 as compared to 1.7% for the three months ended June 25, 2005.  We anticipate interest expense to remain at the same levels throughout the rest of fiscal year 2006 as compared to the same periods in 2005.

Provision for income taxes.  The provision for income taxes was $2.9 million in the three months ended July 1, 2006, compared to $2.6 million for the three months ended June 25, 2005.   Our second quarters of 2006 and 2005 tax provision, represents an estimated annual effective tax rate of 39.5%. Our estimated annual effective tax rate is greater than the federal statutory rate of 34% due primarily to state income taxes.

Six months ended July 1, 2006 compared with six months ended June 25, 2005

Revenue.  Substantially all of our revenue is derived from services and solutions provided to the Federal Government, primarily by our employees and, to a lesser extent, our subcontractors.  For the six months ended July 1, 2006, our revenues increased 26.0% to $226.5 million from $179.7 million for the six months ended June 25, 2005. Revenues from work under Federal Government contracts increased 26.1% to $222.5 million for the six months ended July 1, 2006 from $176.4 million for the six months ended June 25, 2005. This increase was attributable to the acquisition of Zen and SEI in the first quarters of 2006 and 2005, respectively, new contract awards, successful recompetition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  Commercial revenues increased 21.2% to $4.0 million in the six months ended July 1, 2006 from $3.3 million in the six months ended June 25, 2005.  We continue to focus primarily on opportunities for the Federal government.

Cost of services. Cost of services includes direct labor and other direct costs such as materials and subcontracts, incurred to provide our services and solutions to our customers. Generally, changes in costs of services are correlated to changes in revenue as resources are consumed in the production of that revenue. Please note that in prior period financial statements, we referred to cost of services as “direct costs”.  We expect to use the term cost of services in all future periods.  For the six months ended July 1, 2006, costs of services increased 27.3% to $141.6 million from $111.2 million for the six months ended June 25, 2005. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, costs of services were 62.5% for the six months ended July 1, 2006 as compared to 61.9% for the six months ended June 25, 2005.

Selling, general and administrative expenses.  Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. Please note that in the prior period financial statements, we referred to selling, general and administrative expenses as “indirect costs”.  We expect to use the term selling, general and administrative expenses in all future periods.  For the six months ended July 1, 2006, selling, general and administrative expenses increased 22.7% to $63.2 million from $51.5 million for the six months ended June 25, 2005.  This $11.7 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in costs of services as well as the integration of Zen.  As a percentage of revenue, selling, general and administrative expenses were 27.9% for the six months ended July 1, 2006 as compared to 28.7% for the six months ended June 25, 2005.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements.  For the six months ended July 1, 2006, depreciation expense was $1.2 million, a slight increase compared to $1.1 million for the six months ended June 25, 2005.  However, as a percentage of revenue, depreciation expense was 0.7% for the six months ended July 1, 2006 compared to 0.6% for the six months ended June 25, 2005.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets.  We discontinued the amortization of goodwill effective December 30, 2001.  Identifiable intangible assets are amortized over their estimated useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated remaining lives. For the six months ended July 1, 2006, amortization of intangible assets was $1.5 million, compared to $1.1 million for the six months ended June 25, 2005.  This increase was attributed primarily to the Zen acquisition.  As a percentage of revenue amortization of intangible assets was 0.6% for the six months ended July 1, 2006 compared to 0.6 % for the six months ended June 25, 2005.

Income from operations.  For the six months ended July 1, 2006, income from operations increased 28.2% to $19.0 million from $14.8 million for the six months ended June 25, 2005. This increase was attributable primarily to increased revenues.  As a percentage of revenue, income from operations was 8.4% for the six months ended July 1, 2006 compared to 8.3% for the six months ended June 25, 2005.

Interest expense.  Interest expense increased 62.4% to $4.5 million for the six months ended July 1, 2006 from $2.8 million for the six months ended June 25, 2005. This increase was attributable primarily to the $0.9 million write off of loan origination fees due to the prepayment of term debt. As a percentage of revenue, interest expense was 2.0% for the six months ended July 1, 2006 as compared to 1.5% for the six months ended June 25, 2005.  We anticipate interest expense to remain at the same levels throughout the rest of fiscal year 2006 as compared to the same periods in 2005.

Provision for income taxes.  The provision for income taxes was $5.7 million in the six months ended July 1, 2006, compared to $4.7 million for the six months ended June 25, 2005.   Our second quarters of 2006 and 2005 tax provision, represents an estimated annual effective tax rate of 39.5%. Our estimated annual effective tax rate is greater than the federal statutory rate of 34% due primarily to state income taxes.

Off-Balance Sheet Arrangements

As of July 1, 2006, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues, or expenses, result of operations, liquidity, capital expenditures, or capital resources.

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, new information comes to light that require revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Due to the use of the modified prospective method, prior interim periods and fiscal years will not reflect any restated amounts. As disclosed in the stock option plans in Note 9, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The Company issued an insignificant number of stock options in the quarters ended April 1, 2006 and July 1, 2006. Accordingly, no significant stock compensation expense was recognized during the first and second quarters.

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

As of July 1, 2006, we had $83.4 million outstanding under our Amended Credit Agreement. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $208,500 for the three months ended July 1, 2006.

Effective February 14, 2006, an interest swap agreement came into effect which reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $30.0 million and, as of July 1, 2006, had a rate ranging from 4.05% to 4.74%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current overall rate of 6.97%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at July 1, 2006 was $0.5 million.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company performed an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of July 1, 2006.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2006, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the three months ended July 1, 2006, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

The SEI acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date.  Subsequent to the closing date, we received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill its customer as of the closing date.  The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by us for this post-closing payment.  We believe that, in accordance with GAAP, the SEI selling stockholders should not receive the benefit of the post-closing payment.  In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution.  We anticipate that this matter will be resolved before the end of 2006.

In June 2006, the Company, through one of its subsidiaries, was awarded a judgment in a lawsuit filed in the Circuit Court of Fairfax County, Virginia against National Technologies Associates, Inc. (“NTA”) in the amount of $841,612. The Company’s claims arose out of the Company’s allegation that NTA breached a contract which obligated NTA to subcontract certain work to the Company’s subsidiary.  The Company has not recorded the judgment because the judgment is presently subject to NTA’s motion for reconsideration before the trial court and, in the event that NTA does not succeed in its motion for reconsideration, the Company anticipates that NTA will seek to appeal the judgment to the Virginia Supreme Court.  While the Company cannot presently determine the ultimate outcome of this matter, management believes that it will prevail on NTA’s motion to reconsider the matter and that the judgment in its favor will be upheld or affirmed.

Item 1A.  Risk Factors

There are no material updates to the risk factors previously disclosed in our Form 10-K/A for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters To a Vote of Security Holders

During the fiscal quarter ended July 1, 2006, we submitted certain matters to a vote of our stockholders through the notice of annual meeting of stockholders and the solicitation of proxies related thereto.  The proxy materials related to the Registrant’s Third Annual Meeting of Stockholders were distributed on or about May 22, 2006 and the annual meeting of stockholders was held on June 28, 2006, in Colorado Springs, Colorado.  As of the record date prior to such meeting, 12,833,232 shares of our common stock were outstanding and entitled to vote at the meeting.  At the annual stockholders meeting of June 28, 2006, 12,267,189 shares of our common stock were present on person or by proxy, representing 95.59% of our outstanding shares of common stock.

The following sets forth the matters presented for a vote by the stockholders and the votes cast for, withheld, abstained, and broker non-votes:

Matter		Votes For	Votes Withheld	Abstentions	Broker Non- Votes
(1)	Election of Mr. Charles A. Bowsher as a Class I director with a term serving until the 2009 Annual Meeting	11,961,081	306,108
(2)	Election of Mr. Walter J. Culver, Ph.D. as a Class I director with a term serving until the 2009 Annual Meeting	11,898,008	369,181
(3)	Election of General Dennis J. Reimer as a Class I director with a term serving until the 2009 Annual Meeting	11,960,391	306,798
(4)	Election of Mr. Edward H. Sproat as a Class I director with a term serving until the 2009 Annual Meeting	11,624,813	642,376
(5)	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the current fiscal year	12,110,552	147,247	9,390

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI INTERNATIONAL, INC.

/s/ Thomas E. Dunn
Thomas E. Dunn
Executive Vice President and
Chief Financial Officer

Date:  August 9, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
1.1	Underwriting Agreement with Wachovia Capital Markets, LLC dated April 4, 2006 (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed April 7, 2006 and incorporated by reference).
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

2.2

Stock Purchase Agreement among the Company, Zen Technology, Inc., and the stockholders of Zen Technology, Inc. dated February 8, 2006 (filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and filed May 12, 2006 and incorporated herein by reference). (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc., hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission).

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

10.10

Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.6 to the Third Amendment and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006.

10.11

Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.8 to the Third Amendment and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006..

10.12

Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006..

10.13

Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.10 to the Third Amendment and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006..

10.14

Executive Employment Agreement with Harry D. Gatanas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 15, 2005 and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006..

10.15

Executive Employment Agreement with Marylynn Stowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 2, 2006 and incorporated herein by reference with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006.).

10.16

Executive Employment Agreement with P. Michael Becraft (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 24, 2006 and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006..

10.17	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
10.18	Consulting Services Agreement with Walter J. Culver (filed as Exhibit 10.12 to the 2004 10-K and incorporated herein by reference).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

* Indicates filed herewith.