Form 10-Q
period 2006-09-30
SI INTERNATIONAL INC
filed 2006-11-07
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

000-50080

SI International Inc.

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

As of November 1, 2006, there were 12,959,159 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL INC.
FORM 10-Q
INDEX

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,632	$26,160
Marketable securities	—	7,850
Accounts receivable, net	93,046	93,633
Other current assets	7,091	6,698
Total current assets	115,769	134,341
Property and equipment, net	11,601	5,908
Intangible assets, net	21,241	16,483
Other assets	6,288	5,655
Goodwill	220,772	173,308
Total assets	$375,671	$335,695
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$839	$1,000
Accounts payable	18,612	25,364
Accrued expenses and other current liabilities	27,053	29,674
Note payable — former owner of acquired business	5,743	2,280
Total current liabilities	52,247	58,318
Long-term debt, net of current portion	77,555	98,250
Deferred income tax	7,388	5,221
Other long-term liabilities	6,306	6,037
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 12,914,896 and 11,341,222 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	129	114
Additional paid-in capital	183,835	133,843
Accumulated other comprehensive income	184	—
Retained earnings	48,027	33,912
Total stockholders’ equity	232,175	167,869
Total liabilities and stockholders’ equity	$375,671	$335,695

See accompanying notes

SI International Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005

Revenue	$119,869	$101,775	$346,334	$281,475
Operating costs and expenses:
Cost of services	77,092	62,743	218,669	173,944
Selling, general and administrative	30,652	28,723	93,830	80,231
Depreciation and amortization	756	504	1,977	1,586
Amortization of intangible assets.	823	612	2,293	1,680

Total operating costs and expenses	109,323	92,582	316,769	257,441

Income from operations	10,546	9,193	29,565	24,034
Other income (expense)	31	64	(40)	(22)
Interest expense	(1,720)	(1,690)	(6,195)	(4,446)

Income before provision for income taxes	8,857	7,567	23,330	19,566
Provision for income taxes	3,498	2,989	9,215	7,729

Net income	$5,359	$4,578	$14,115	$11,837

Earnings per common share:
Basic	$0.42	$0.41	$1.14	$1.06
Diluted	$0.41	$0.39	$1.11	$1.02
Basic weighted-average shares outstanding	12,891	11,227	12,361	11,140
Diluted weighted-average shares outstanding	13,198	11,698	12,753	11,595

See accompanying notes

SI International Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)
Unaudited

	Nine Months Ended
	September 30, 2006	September 24, 2005
Cash flows from operating activities:
Net income	$14,115	$11,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,977	1,586
Amortization of intangible assets	2,293	1,680
Loss on disposal of fixed assets	10	—
Income tax benefit for stock option exercises	—	1,179
Stock-based compensation	140	93
Change in fair value of interest rate swap	184	—
Amortization of deferred financing costs and debt discount	1,750	513
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	11,307	(1,865)
Other current assets	(264)	(1,896)
Other assets	(1,591)	(823)
Accounts payable and accrued expenses	(13,626)	12,499
Other long term liabilities	3,900	1,180
Net cash provided by operating activities	20,195	25,983
Cash flows from investing activities:
Purchase of property and equipment	(7,006)	(1,537)
Proceeds from sale of marketable securities	27,850	13,000
Purchase of marketable securities	(20,000)	(19,000)
Former owner payable	(10,322)	—
Cash paid for business acquisitions, net of cash assumed	(48,107)	(74,153)
Net cash used in investing activities	(57,585)	(81,690)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,431	2,910
Proceeds from issuance of common stock	40,255	—
Income tax benefit from stock option exercises	1,671	—
Repayments under line of credit	—	(28,954)
Proceeds from long-term debt	30,000	100,000
Repayments of long-term debt	(50,856)	(250)
Payments of debt issuance costs	(552)	(3,231)
Repayments of capital lease obligations	(87)	(79)
Net cash provided by financing activities	26,862	70,396
Net change in cash and cash equivalents	(10,528)	14,689
Cash and cash equivalents, beginning of period	26,160	3,754
Cash and cash equivalents, end of period	$15,632	$18,443
Supplemental disclosures of cash flow information:
Cash payments for interest	$5,334	$3,465
Cash payments for income taxes	$6,607	$3,045
Purchases of assets under capital lease	$198	$126

See accompanying notes

SI International Inc. and Subsidiaries
Notes to consolidated financial statements
(Unaudited)

1.             Basis of Presentation:

The accompanying unaudited consolidated financial statements of SI International Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and Notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the financial statements and Notes included in SI International’s Annual Report on Form 10-K/A for the year ended December 31, 2005.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

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

Reporting periods

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  Typically, fiscal quarters also end on the Saturday nearest, but not falling after, the end of the calendar quarter.  However, we will end those fiscal quarters presented in our Forms 10-Q (the first three fiscal quarters) on the Saturday which provides us with a 13 week quarter even if that Saturday falls after the end of the calendar quarter.  As a result, in the future, if our fiscal year comprises 53 weeks, the first three quarters shall each be comprised of 13 weeks and the fourth quarter shall be comprised of 14 weeks.  Consistent with this policy, our third quarter ended September 30, 2006 was a 13 week quarter.

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

Significant customers

Revenue generated from contracts with the Federal Government or prime contractors doing business with the Federal Government accounted for a vast majority of revenues in the fiscal quarters ending September 30, 2006 and September 24, 2005.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Department of Defense	46.6%	46.8%	47.2%	46.6%
Federal civilian agencies	52.3%	51.5%	51.3%	51.6%
Commercial entities	1.1%	1.7%	1.5%	1.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

For the quarters ended September 30, 2006 and September 24, 2005, we had one contract that generated in excess of 10% of our revenue.   Our C4I2TSR contract with the U.S. Air Force Space Command is an ID/IQ contract which is utilized by different Federal Government agencies.  Therefore, we report revenue generated from any task order issued under the C4I2TSR contract to the appropriate Company business unit.  Under this approach, for the three and nine months ended September 30, 2006, revenue from the C4I2TSR contract represented approximately 22.1% and 21.4% of our revenue, respectively.  For the three and nine months ended September 24, 2005, our C4I2TSR contract represented approximately 20.6% and 19.5% of our revenue, respectively.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Deferred loan costs	$5,527	$4,975
Accumulated amortization	(3,067)	(1,542)
	$2,460	$3,433

Intangible assets

Intangible assets from acquisitions, which consist primarily of contractual customer relationships, are amortized utilizing an accelerated method over 6 to 14 years, based on their estimated useful lives. The accumulated amortization of intangible assets is $5.2 million and $3.0 million, respectively, as of September 30, 2006 and December 31, 2005. Amortization expense is estimated to be $3.1 million, $2.8 million, $2.5 million, $2.2 million and $2.2 million for the years 2006, 2007, 2008, 2009 and 2010, respectively.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at September 30, 2006 and December 31, 2005.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (SFAS No. 123R) using the modified prospective transition method. Due to the use of the modified prospective method, prior interim periods and fiscal years will not reflect any restated amounts. As disclosed in the stock incentive plan section of  Note 9, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The Company issued insignificant stock options in the quarters ended April 1, 2006 and July 1, 2006, and issued 143,625 shares of stock options in the quarter ended September 30, 2006. The total stock compensation expense recognized during the first three quarters was $0.1 million. The total remaining unrecognized compensation expense related to the unvested options was $1.7 million which will be recognized over the weighted average period of 3 years.

The company also issued 29,125 shares of restricted stock awards to directors and employees under its 2002 Amended and Restated Omnibus Stock Incentive Plan.  The fair value of restricted stock awards is determined based on the grant date stock price. The compensation expense for restricted stock awards is recognized on a straight-line basis over the vesting term which is typically five years beginning on the date of grant. No significant compensation expense was recognized during the third quarter. The total remaining unrecognized compensation expense related to the unvested restricted stock awards was $0.7 million which will be recognized over the weighted average period of 3 years.

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

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Net income - as reported	$5,359	$4,578	$14,115	$11,837
Add: total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of tax	—	19	—	56
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of tax	—	(790)	—	(2,166)
Net income - pro forma	$5,359	$3,807	$14,115	$9,727

Basic earnings per share - as reported	$0.42	$0.41	$1.14	$1.06
Diluted earnings per share - as reported	$0.41	$0.39	$1.11	$1.02
Basic earnings per share - pro forma	$0.42	$0.34	$1.14	$0.87
Diluted earnings per share - pro forma	$0.41	$0.33	$1.11	$0.84

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal periods ended September 30, 2006 and September 24, 2005:

	Three Months Ended
	Sept. 30, 2006	Sept. 24, 2005
Risk-free interest rate	4.67-4.82%	4.00%
Expected life of options	5 years	5 years
Expected stock price volatility	41.7%	45.0%
Expected dividend yield	0%	0%

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

Earnings per share

Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities.  Diluted earnings per share give effect to common stock equivalents and other potentially dilutive securities outstanding during the period.

The following details the computation of net income per common share (in 000s):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Net Income — Basic and Diluted	$5,359	$4,578	$14,115	$11,837

Weighted average share calculation:

Basic weighted-average shares outstanding	12,891	11,227	12,361	11,140
Treasury stock effect of stock options and restricted stock awards	307	471	392	455
Diluted weighted-average shares outstanding	13,198	11,698	12,753	11,595

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year.

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), Share Based Payment. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised SFAS No. 123R generally requires an entity to account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123R, as originally issued. The revised SFAS No. 123R requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123R is effective for the Company as of its fiscal year beginning January 1, 2006. All public companies must use either the modified prospective or the modified retrospective transition method.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Due to the use of the modified prospective method, prior interim periods and fiscal years will not reflect any restated amounts. As disclosed in the stock incentive plan section of Note 9, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The Company issued insignificant stock options in the quarters ended April 1, 2006 and July 1, 2006, and issued 143,625 shares of stock options and 29,125 shares of restricted stock awards in the quarter ended September 30, 2006. The total stock compensation expense recognized during the first three quarters was $0.1 million. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and pro forma earnings per share in the Stock-Based Compensation section of this note to our consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. The adoption of this requirement reduced net operating cash flows and increased net financing cash flows in periods after adoption.

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

Approximately $47.8 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired. Approximately $6.9 million and $0.2 million of the purchase price has been assigned to the identifiable intangible assets of contractual customer relationships and non-compete agreements, respectively. Each customer relationship, which includes each customer’s contract, is being amortized on an accelerated basis over their remaining useful life of 9 years. The non-compete agreements are amortized on a straight-line basis over a 3-year period.

 The total purchase price paid, including transaction costs of $0.8 million, has been preliminarily allocated as follows (in thousands):

Cash and cash equivalents	$2,542
Accounts receivable	10,720
Other current assets	129
Property and equipment	491
Accounts payable and accrued expenses	(12,287)
Other long term liabilities	(41)
Intangible assets	7,050
Goodwill	47,756
Total consideration	$56,360

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

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the nine months ended September 30, 2006 and September 24, 2005 as if the above described acquisitions had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combination had been in effect for the nine months ended September 30, 2006 and September 24, 2005.

	Nine Months Ended
	September 30, 2006	September 24, 2005
Revenue	$353,876	$317,188
Net income	$14,262	$12,780
Diluted earnings per share	$1.12	$1.10

In accordance with the purchase accounting method, the operations of Zen and SEI have been included in the Company’s statement of operations since their respective dates of acquisition.

4.               Accounts receivable:

Accounts receivable consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Billed accounts receivable	$40,634	$47,939
Unbilled accounts receivable:
Currently billable	44,400	40,094
Unbilled retainages and milestone paymentsexpected to be billed within the next 12 months	8,896	5,546
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	621	1,563
Total unbilled accounts receivable	53,917	47,203
Allowance for doubtful accounts	(1,505)	(1,509)
Accounts receivable, net	$93,046	$93,633

The currently billable amounts included as unbilled accounts receivable as of September 30, 2006 represent amounts that are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

The Company billed and collected $0.9 million related to an unbilled rate variance that had been fully reserved in prior years and had been previously classified as other assets in the accompanying consolidated balance sheets. This resulted in the reserval of that reserve during the quarter.

5.             Property and equipment:

Property and equipment consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Computers and equipment	$10,055	$8,691
Software	3,905	2,623
Furniture and fixtures	4,834	2,356
Leasehold improvements	4,030	1,581
	22,824	15,251
Less—Accumulated depreciation and amortization	(11,223)	(9,343)
Property and equipment, net	$11,601	$5,908

Property and equipment includes assets financed under capital lease obligations of approximately $371,000 and $273,000, net of accumulated amortization, as of September 30, 2006 and December 31, 2005, respectively.   The increase in the value of Property and Equipment is primarily related to the furnishings in our new Colorado Springs Campus — a 121,888 square foot facility that replaces two other locations nearby.

6.             Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued vacation	$7,627	$6,183
Accrued compensation	8,125	9,638
Accrued bonus	2,597	6,755
Other accrued liabilities	8,704	7,098
Accrued expenses and other current liabilities	$27,053	$29,674

7.             Debt:

Debt consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Credit facilities:
Line of credit bears interest at LIBOR plus 200 to 275 base points or a specified base rate plus 100 to 175 basis points, interest due monthly, principal due February 9, 2010	$—	$—
Term loan, pursuant to the First Amendment, as of September 30, 2006 bears interest at LIBOR plus 200 basis points or a specified base rate plus 100 basis points, with nineteen consecutive quarterly principal and interest payments of $209,816 starting on June 30, 2006, with the unpaid principal and interest of approximately $74.8 million due on February 9, 2011	78,394	99,250
Total debt*	$78,394	$99,250

*                    Excludes debt of approximately $6.0 million (including imputed interest) payable as of September 30, 2006 in connection with the acquisition of Zen; and $2.3 million  payable as of December 31, 2005 (but paid in June 2006) in connection with the  Bridge acquisition.

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

On February 27, 2006, contemporaneously with the closing of our acquisition of Zen, we entered into a First Amendment to the Credit Agreement (the “First Amendment”).  The Credit Agreement, as amended by the First Amendment, is referred to herein as the “Amended Credit Agreement”.  The Company had approximately $129.3 million of outstanding debt under our First Amendment on February 27, 2006 following the closing of our acquisition of Zen. The outstanding balance as of September 30, 2006 was approximately $78.4 million.  As with the previous credit facilities, we are required to maintain compliance with financial and non-financial covenants including, maintaining certain leverage and fixed charge ratios, as well as certain annual limits on our capital expenditures.  The First Amendment amended the leverage ratio that requires us to maintain a ratio of funded debt to consolidated EBITDA for such period as follows:

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

  During the quarters ended July 1, 2006 and September 30, 2006, the Company made prepayments and regular quarterly payments totaling $45.5 million and $5.0 million, respectively, of outstanding term debt under the First Amendment, after which the remaining principal balance as of September 30, 2006, was approximately $78.4 million. As a result of the pay down of principal, the Company’s quarterly payment was reduced from $323,125 to $209,816 in consecutive quarterly payments starting from June 30, 2006 through December 30, 2010, and a final payment of approximately $74.8 million on February 9, 2011.  The amount of deferred loan origination fees written off in connection with the pay down in the quarters ended July 1, 2006 and September 30, 2006 was $0.9 million and $0.1million, respectively.

The Company also had a note payable outstanding in the amount of $2.3 million, which was paid in June 2006 for the acquisition of Bridge, and has a note payable with a face value of $6.0 million including imputed interest, payable in May 2007 for the acquisition of Zen.

8.             Commitments and contingencies:

Leases

As of September 30, 2006, the Company has noncancelable operating leases, primarily for real estate, that expire over the next ten years.   Rental expense during the quarter ended September 30, 2006 was approximately $2.5 million, compared to rental expense of approximately $2.0 million during the quarter ended September 24, 2005.

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

In June 2006, the Company, through one of its subsidiaries, was awarded a judgment, after a trial before a judge, in a lawsuit filed in the Circuit Court of Fairfax County, Virginia against National Technologies Associates, Inc. (“NTA”) in the amount of $841,612. The Company’s claims arose out of the Company’s allegation that NTA breached a contract which obligated NTA to subcontract certain work to the Company’s subsidiary.  The Company did not record the judgment because NTA filed a motion for reconsideration before the trial court.   The trial court judge granted NTA’s motion for reconsideration, thereby overturning the judge’s original ruling. The Company anticipates that it will appeal the trial court’s final judgment to the appropriate appellate court.   The Company cannot presently determine the ultimate outcome of the matter.

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

Stock incentive plans

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

A summary of option activity under the plan as of September 30, 2006, is presented below:

	Options	Shares exercisable	Weighted-average exercise price
Outstanding at December 31, 2005	1,750,937		$20.29
2006 grants	157,525		29.00
2006 exercises	(373,674)		17.16
2006 forfeitures	(23,801)		27.91
Balance, September 30, 2006	1,510,987		$22.13
Options exercisable at September 30, 2006		1,356,362	$21.35

The following table shows the number of options outstanding, the weighted average exercise price, the weighted average remaining life, and the options exercisable for each range of exercise prices of options outstanding at September 30, 2006.

	Number of Options Outstanding	Range of Exercise Price	Weighted Avg. Exercise Price	Weighted Average Remaining Life	Options Exercisable	Weighted Avg. Exercise Price
	58,424	$ 1.58 – 9.27	$9.03	2.6	58,424	$9.03
	346,858	$10.81 – 14.00	$13.80	6.1	346,858	$13.80
	294,869	$16.40 – 19.26	$16.50	7.2	294,869	$16.50
	178,213	$20.55 – 26.60	$25.88	8.2	178,213	$25.88
	460,743	$26.80 – 29.87	$28.29	8.8	320,118	$28.14
	171,350	$30.46 – 32.83	$31.01	9.1	157,350	$30.93
	530	$556.26	$556.26	1.3	530	$556.26
Total	1,510,987		$22.13	7.6	1,356,362	$21.35

Each stock option grant establishes the vesting schedule applicable to the grant. The weighted-average remaining contractual life of the stock options outstanding and exercisable as of September 30, 2006 was 7.3 years with the maximum contractual term of 10 years.

The weighted-average grant-date fair value of options granted during the quarters ended September 30, 2006 and September 24, 2005 was $12.53 and $13.13, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2006, and September 24, 2005 was $0.6 million and $2.0 million, respectively. The total intrinsic value of options outstanding and exercisable as of September 30, 2006 was $13.6 million.

Prior to fiscal 2006, the Company’s stock incentive plan consisted principally of stock options. During fiscal 2006, the Company revised its stock incentive arrangement to provide restricted stock awards to directors and employees. A summary of restricted awards activity under the plan as of September 30, 2006, is presented below:

	Shares	Weighted-average fair value
Non-vested shares outstanding at December 31, 2005	—	—
Granted	29,125	$28.65
Vested	—	—
Forfeited	—	—
Non-vested shares outstanding at September 30, 2006	29,125	$28.65

Stock repurchase program

In December 2005 the Company’s Board of Directors authorized the repurchase of up to 300,000 shares of its common stock up to an aggregate maximum dollar amount of $8 million.  The Company had 12,959,159 shares outstanding as of November 1, 2006.  Timing and volume of any purchases will be guided by management’s assessment of market conditions, securities law limitations, the number of shares of common stock outstanding, and alternative, potentially higher value uses for cash resources.  The repurchase plan may be suspended or discontinued at any time without prior notice.

Recent Events

On October 30, 2006, the Company prepaid $8.0 million of term debt, after which our remaining principal balance is approximately $70.4 million. The amount of deferred loan origination fees to be written off in the fourth quarter as a result of this prepayment is approximately $0.1 million. Additionally, the prepayment of term debt will result in a reduction of our quarterly principal payment due December 30, 2006 from $209,816 to $188,404.

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

We employ a Rapid Response • Rapid Deployment® methodology that enables us to quickly and effectively stand up innovative solutions and incorporate additional capabilities in rapid succession. This capability allows us to respond to urgent IT imperatives quickly, often in a matter of months, and within a well defined budget. We can, therefore, provide solutions for current IT needs, while establishing a platform for advancing long-term transformational objectives. We possess a proven ability to respond to high priority information technology and network needs through innovation, and an enviable reputation for timely delivery of robust solutions on assignments where failure is not an option. Our Mission Critical • Mission

Accomplished™ solutions enable clients to respond to new mandates, expand the scope of their missions, and reengineer underlying business processes. We have a demonstrated ability of turning troubled IT projects into winning outcomes and realized exceptional growth from high-quality client engagements. We also utilize mature and proven processes to manage and market large-scale ID/IQ contracts, such as C4I2TSR. We employ a diverse, innovative team that effectively utilizes small business partners’ unique skills and expertise for mission critical IT projects.

For the fiscal quarters ended September 30, 2006 and September 24, 2005, we received 98.9% and 98.3%, respectively, of our revenues from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors.  Additionally, for the fiscal quarters ended September 30, 2006 and September 24, 2005, 1.1% and 1.7%, respectively, of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the DoD includes revenue generated from work performed under engagements for both the DoD and the Intelligence community.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Department of Defense	46.6%	46.8%	47.2%	46.6%
Federal civilian agencies	52.3%	51.5%	51.3%	51.6%
Commercial entities	1.1%	1.7%	1.5%	1.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

We derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues a as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Prime contract revenue	79.9%	74.8%	79.2%	74.7%
Subcontract revenue	20.1%	25.2%	20.8%	25.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our services are provided to clients pursuant to three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Cost reimbursable	32.8%	29.5%	31.6%	28.4%
Time and materials	39.3%	44.5%	40.5%	48.8%
Fixed price	27.9%	26.0%	27.9%	22.8%
Total	100.0%	100.0%	100.0%	100.0%

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

Our most significant expense is cost of services, which consists primarily of direct labor costs for program personnel and direct expenses incurred to complete contracts, including cost of materials and subcontract efforts. Our ability to predict accurately the number and types of personnel, their salaries, and other costs, can have a significant impact on our direct cost.

The allowance of certain costs of services and selling, general and administrative costs in federal contracts is subject to audit by the client, usually through the DCAA. Certain indirect costs are charged to contracts and paid by the client using provisional, or estimated, indirect rates, which are subject to later revision, based on the government audits of those costs.

Recent Events

On October 30, 2006, the Company prepaid $8.0 million of term debt, after which our remaining principal balance is approximately $70.4 million. The amount of deferred loan origination fees to be written off in the fourth quarter as a result of this prepayment is approximately $0.1 million. Additionally, the prepayment of term debt will result in a reduction of our quarterly principal payment due December 30, 2006 from $209,816 to $188,404.

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

Under the terms of our Amended Credit Agreement, the Company is required to maintain compliance with financial and non-financial covenants.  The Company is in compliance with all such covenants as of September 30, 2006.

Cash and Cash Equivalents.   We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, as of the end of three months ending September 30, 2006 and September 24, 2005 was $15.6 million and $26.4 million, respectively.

Cash Flow.   The following table sets forth our sources and uses of cash for the nine months ended September 30, 2006 and September 24, 2005.

	Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005
	(in thousands)
Net cash provided by (used in):
Operating activities	$20,195	$25,983
Investing activities	(57,585)	(81,690)
Financing activities	26,862	70,396
Net (decrease) increase in cash	$(10,528)	$14,689

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash provided by operations in the nine months ended September 30, 2006 was attributable to net income of $14.1 million, plus depreciation, amortization and other non-cash items of $6.4 million, which was reduced by an increase in working capital and other operating assets and liabilities of $0.3 million.  Cash provided by operations in the nine months ended September 24, 2005 was attributable to net income of $11.8 million, depreciation, amortization, and other non-cash items of $5.1 million, and a decrease in working capital and other operating assets and liabilities of $9.1 million.

Our cash flow used in investing activities consists primarily of capital expenditures, the purchase and sale of marketable securities, and acquisitions. In the nine months ended September 30, 2006, we paid $48.1 million for business acquisitions, net of cash assumed, repaid a contract settlement to a former owner for $10.3 million, and purchased capital assets totaling $7.0 million. We partially offset the cash use with $7.8 million of proceeds from the sale of marketable securities, net of purchases. During the nine months ended September 24, 2005, we paid $74.2 million for business acquisitions, net of cash assumed, invested $1.5 million in capital assets, and we purchased $6.0 million of marketable securities, net of  sales.

For the nine months ended September 30, 2006, cash flow provided by financing activities was attributed to proceeds of $40.3 million from the sale of common stock, $30.0 million of proceeds from the issuance of term debt, $6.4 million of proceeds from the exercise of stock options and $1.7 million of income tax benefit from stock option exercises, net of $50.9 million repayment of term debt and $0.6 million of other items.  For the nine months ended September 24, 2005, cash flow provided by financing activities was attributed to proceeds of $100.0 million from the issuance of term debt and $2.9 million of proceeds from the exercise of stock options, net of a $29.0 million repayment of revolving debt, a $3.2 million payment of debt issuance fees and $0.3 million other items.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	64.3	61.7	63.1	61.8
Selling, general and administrative	25.6	28.2	27.1	28.5
Depreciation and amortization	0.6	0.5	0.6	0.6
Amortization of intangible assets	0.7	0.6	0.7	0.6
Total operating costs and expenses	91.2	91.0	91.5	91.5
Income from operations	8.8	9.0	8.5	8.5
Other income (expense)	0.0	0.1	0.0	0.0
Interest expense	1.4	1.7	1.8	1.6
Income before provision for income taxes	7.4	7.4	6.7	6.9
Provision for income taxes	2.9	2.9	2.6	2.7
Net income	4.5%	4.5%	4.1%	4.2%

Three months ended September 30, 2006 compared with three months ended September 24, 2005

Revenue.  Substantially all of our revenue is derived from services and solutions provided to the Federal Government, primarily by our employees and, to a lesser extent, our subcontractors.  For the three months ended September 30, 2006, our revenues increased 17.8% to $119.9 million from $101.8 million for the three months ended September 24, 2005. Revenues from work under Federal Government contracts increased 18.4% to $118.5 million for the three months ended September 30, 2006 from $100.1 million for the three months ended September 24, 2005. This increase was attributable to the acquisition and integration of Zen in the first quarter of 2006, new contract awards, successful recompetition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  Commercial revenues decreased to $1.3 million in the three months ended September 30, 2006 from $1.7 million in the three months ended September 24, 2005.  We continue to focus primarily on opportunities for the Federal Government.

Cost of services.  Cost of services includes direct labor and other direct costs such as materials and subcontractor costs, incurred to provide our services and solutions to our customers. Generally, changes in cost of services are correlated to changes in revenue as resources are consumed in the production of that revenue. Please note that in our reported financial statements prior to the second quarter ended July 1, 2006, we referred to cost of services as “direct costs”.  We expect to use the term cost of services in all future periods.  For the three months ended September 30, 2006, cost of services increased 22.9% to $77.1 million from $62.7 million for the three months ended September 24, 2005. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, cost of services were 64.3% for the three months ended September 30, 2006 as compared to 61.7% for the three months ended September 24, 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. Please note that in our reported financial statements prior to the second quarter ended July 1, 2006, we referred to selling, general and administrative expenses as “indirect costs”.  We expect to use the term selling, general and administrative expenses in all future periods.  During the quarter ended September 30, 2006, the Company billed our customer under the C4I2TSR contract for rate variances for prior years, resulting in a reversal of $0.9 million of reserve. For the three months ended September 30, 2006, selling, general and administrative expenses increased 6.7% to $30.7 million from $28.7 million for the three months ended September 24, 2005.  This $2.0 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in cost of services as well as the integration of Zen.  As a percentage of revenue, selling, general and administrative expenses were 25.6% for the three months ended September 30, 2006 as compared to 28.2% for the three months ended September 24, 2005.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements.  For the three months ended September 30, 2006, depreciation and amortization expense was $0.8 million, a slight increase compared to $0.5 million for the three months ended September 24, 2005.  As a percentage of revenue, depreciation and amortization expense was 0.6% for the three months ended September 30, 2006 compared to 0.5% for the three months ended September 24, 2005.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets.  We discontinued the amortization of goodwill effective December 30, 2001.  Identifiable intangible assets are amortized over their estimated useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated remaining lives. For the three months ended September 30, 2006, amortization of intangible assets was $0.8 million, compared to $0.6 million for the three months ended September 24, 2005.  This increase was attributed primarily to the Zen acquisition. As a percentage of revenue amortization of intangible assets was 0.7% for the three months ended September 30, 2006 compared to 0.6 % for the three months ended September 24, 2005.

Income from operations.  For the three months ended September 30, 2006, income from operations increased 14.7% to $10.5 million from $9.2 million for the three months ended September 24, 2005. This increase was attributable primarily to increased revenues.  As a percentage of revenue, income from operations was 8.8% for the three months ended September 30, 2006 compared to 9.0% for the three months ended September 24, 2005.

Interest expense.  Interest expense increased 1.8% to $1.72 million for the three months ended September 30, 2006 from $1.69 million for the three months ended September 24, 2005. As a percentage of revenue, interest expense was 1.4% for the three months ended September 30, 2006 as compared to 1.7% for the three months ended September 24, 2005.  We anticipate interest expense to remain at the same levels throughout the rest of fiscal year 2006 as compared to the same periods in 2005.

Provision for income taxes.  The provision for income taxes was $3.5 million in the three months ended September 30, 2006, compared to $3.0 million for the three months ended September 24, 2005.   Our third quarters of 2006 and 2005 tax provision, represents an estimated annual effective tax rate of 39.5%. Our estimated annual effective tax rate is greater than the federal statutory rate of 34% due primarily to state income taxes.

Nine months ended September 30, 2006 compared with nine months ended September 24, 2005

Revenue.  Substantially all of our revenue is derived from services and solutions provided to the Federal Government, primarily by our employees and, to a lesser extent, our subcontractors.  For the nine months ended September 30, 2006, our revenues increased 23.0% to $346.3 million from $281.5 million for the nine months ended September 24, 2005. Revenues from work under Federal Government contracts increased 23.3% to $341.0 million for the nine months ended September 30, 2006 from $276.6 million for the nine months ended September 24, 2005. This increase was attributable to the acquisition of Zen and SEI in the first quarters of 2006 and 2005, respectively, new contract awards, successful recompetition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  Commercial revenues increased 8.2% to $5.3 million in the nine months ended September 30, 2006 from $4.9 million in the nine months ended September 24, 2005.  We continue to focus primarily on opportunities for the Federal Government.

Cost of services. Cost of services includes direct labor and other direct costs such as materials and subcontractor costs, incurred to provide our services and solutions to our customers. Generally, changes in costs of services are correlated to changes in revenue as resources are consumed in the production of that revenue. For the nine months ended September 30, 2006, costs of services increased 25.7% to $218.7 million from $173.9 million for the nine months ended September 24, 2005. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, costs of services were 63.1% for the nine months ended September 30, 2006 as compared to 61.8% for the nine months ended September 24, 2005.

Selling, general and administrative expenses.  Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs.  During the quarter ended September 30, 2006, the Company billed our customer under the C4I2TSR contract for rate variances for prior years, resulting in a reversal of $0.9 million of reserve. For the nine months ended September 30, 2006, selling, general and administrative expenses increased 17.0% to $93.8 million from $80.2 million for the nine months ended September 24, 2005.  This $13.6 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in costs of services as well as the integration of Zen.  As a percentage of revenue, selling, general and administrative expenses were 27.1% for the nine months ended September 30, 2006 as compared to 28.5% for the nine months ended September 24, 2005.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements.  For the nine months ended September 30, 2006, depreciation expense was $2.0 million, a slight increase compared to $1.6 million for the nine months ended September 24,  2005.  However, as a percentage of revenue, depreciation expense was 0.6% for the nine months ended September 30, 2006 compared to 0.6% for the nine months ended September 24, 2005.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets.  We discontinued the amortization of goodwill effective December 30, 2001.  Identifiable intangible assets are amortized over their estimated useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated remaining lives. For the nine months ended September 30, 2006, amortization of intangible assets was $2.3 million, compared to $1.7 million for the nine months ended September 24 2005.  This increase was attributed primarily to the Zen acquisition.  As a percentage of revenue amortization of intangible assets was 0.7% for the nine months ended September 30, 2006 compared to 0.6 % for the nine months ended September 24, 2005.

Income from operations.  For the nine months ended September 30, 2006, income from operations increased 23.0% to $29.6 million from $24.0 million for the nine months ended September 24, 2005. This increase was attributable primarily to increased revenues.  As a percentage of revenue, income from operations was 8.5% for the nine months ended September 30, 2006 compared to 8.5% for the nine months ended September 24, 2005.

Interest expense.  Interest expense increased 39.3% to $6.2 million for the nine months ended September 30, 2006 from $4.4 million for the nine months ended September 24, 2005. This increase was attributable primarily to the $1.0 million write off of loan origination fees due to the prepayment of term debt. As a percentage of revenue, interest expense was 1.8% for the nine months ended September 30, 2006 as compared to 1.6% for the nine months ended September 24, 2005.  We anticipate interest expense to remain at the same levels throughout the rest of fiscal year 2006 as compared to the same periods in 2005.

Provision for income taxes.  The provision for income taxes was $9.2 million in the nine months ended September 30, 2006, compared to $7.7 million for the nine months ended September 24, 2005.   Our year to date 2006 and 2005 tax provision, represents an estimated annual effective tax rate of 39.5%. Our estimated annual effective tax rate is greater than the federal statutory rate of 34% due primarily to state income taxes.

Off-Balance Sheet Arrangements

As of September 30, 2006, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues, or expenses, result of operations, liquidity, capital expenditures, or capital resources.

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

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share Based Payment. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised SFAS No. 123R generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123R, as originally issued. The revised SFAS No. 123R requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. All public companies must use either the modified prospective or the modified retrospective transition method.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Due to the use of the modified prospective method, prior interim periods and fiscal years will not reflect any restated amounts. As disclosed in the stock incentive plan section of Note 9, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The Company issued an insignificant number of stock options in the quarters ended April 1, 2006 and July 1, 2006, and issued 143,625 shares of stock options and 29,125 shares of restricted stock in the quarter ended September 30, 2006. The stock compensation expense recognized during the first three quarters was $0.1 million. The total remaining unrecognized compensation expense related to unvested options and restricted stock awards was $1.7 million and $0.7 million, respectively, which will be recognized over the weighted average period of 3 years.

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

As of September 30, 2006, we had $78.4 million outstanding under our Amended Credit Agreement. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $0.2 million for the three months ended September 30, 2006.

Effective February 14, 2006, an interest swap agreement came into effect which reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $30.0 million and, as of September 30, 2006, had a rate ranging from 4.05% to 4.74%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current rate ranging from 7.36% to 7.46%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at September 30, 2006 was $0.3 million.

In addition, historically, our investment positions have been relatively small and short-term in nature. We have typically made investments in a fund with an effective average maturity of fewer than 40 days and a portfolio make-up consisting primarily of commercial paper and notes, variable rate instruments, and, to a lesser degree, overnight securities and bank instruments.  Since our initial public offering, the Board of Directors approved an investment policy that requires us to invest in relatively short-term, low risk, and high liquidity obligations.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company performed an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the three months ended September 30, 2006, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

In June 2006, the Company, through one of its subsidiaries, was awarded a judgment, after a trial before a judge, in a lawsuit filed in the Circuit Court of Fairfax County, Virginia against National Technologies Associates, Inc. (“NTA”) in the amount of $841,612. The Company’s claims arose out of the Company’s allegation that NTA breached a contract which obligated NTA to subcontract certain work to the Company’s subsidiary.  The Company did not record the judgment because NTA filed a motion for reconsideration before the trial court.  The trial court judge granted NTA’s motion for reconsideration, thereby overturning  the trial judge’s original ruling.  The Company anticipates that it will appeal the trial court’s final judgment to the appropriate appellate court.   The Company cannot presently determine the ultimate outcome of the matter.

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

SI INTERNATIONAL INC.

/s/ Thomas E. Dunn
Thomas E. Dunn
Executive Vice President and
Chief Financial Officer

Date:  November  7, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
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

4.3	Stock Purchase Agreement, as amended (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964) filed on November 8, 2002 and incorporated herein by reference).

4.4	Amendment to Stock Purchase Agreements (filed as Exhibit 4.4 to the Fourth Amendment and incorporated herein by reference).

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

10.6	Form of SI International, Inc. Stock Option Agreement Evidencing Grant of Stock Options Under the SI International, Inc. 2002 Amended and Restated Omnibus Stock Incentive Plan.(*)

10.7

Form of Notice to Stock Option Grant under SI International, Inc. Stock Option Agreement (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 10, 2006 and incorporated herein by reference).

10.8	Form of SI International, Inc. Restricted Stock Bonus Award Agreement Evidencing Grant of Restricted Stock Under the SI International, Inc. 2002 Amended and Restated Omnibus Stock Incentive Plan.(*)

Exhibit No.	Description
10.9

Form of Notice of Restricted Stock Bonus Award Under SI International, Inc. Restricted Stock Bonus Award Agreement (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 10, 2006 and incorporated herein by reference).

10.10	Notice of Stock Option Acceleration of Vesting (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).

10.11	Amended and Restated Credit Agreement, dated as of February 9, 2005 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).

10.12

First Amendment to Amended and Restated Credit Agreement, dated February 27, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 and incorporated herein by reference).

10.13

Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.6 to the Third Amendment and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006.

10.14

Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.8 to the Third Amendment and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006

10.15

Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006

10.16

Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.10 to the Third Amendment and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006

10.17

Executive Employment Agreement with Harry D. Gatanas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 15, 2005 and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006.

10.18

Executive Employment Agreement with Marylynn Stowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 2, 2006 and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006.

10.19

Executive Employment Agreement with P. Michael Becraft (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 24, 2006 and incorporated herein by reference) with updated information included in the Company’s Current Report on Form 8-K filed on June 21, 2006.

10.20	Executive Employment Agreement with Leslee H. Gault (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 2, 2006 and incorporated herein by reference).

10.21	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).

10.22	Consulting Services Agreement with Walter J. Culver (filed as Exhibit 10.12 to the 2004 10-K and incorporated herein by reference).

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*                    Indicates filed herewith.