Form 10-K
period 2006-12-30
SI INTERNATIONAL INC
filed 2007-03-13
CIK 1143363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of SI International, Inc. Common Stock held by non-affiliates of the registrant as of June 30, 2006 was $329,174,406.

As of March 1, 2007, there were 12,975,597 shares of SI International, Inc. Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s annual report to stockholders for the fiscal year ended December 30, 2006 will be incorporated by reference into Part II and III of this Form 10-K. Certain portions of the definitive proxy statement to be used in connection with SI International, Inc.’s annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 30, 2006, will be incorporated by reference into Part III of this Form 10-K.

SI INTERNATIONAL, INC.
FORM 10-K

BUSINESS INFORMATION

Throughout this document, we occasionally distinguish SI International, Inc., as a company separate from its subsidiaries, and SI International, Inc., as a company combined with its subsidiaries. In order to clarify which entity we are referring to in various discussions, we use the terms “SI International, Inc.” and “SI International” to refer to SI International, Inc. without its subsidiaries. All other references, including “SI,” “the Company,” “we” and “us” refer to SI International and its subsidiaries.

Some of the statements under Item 1. “Business,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K constitute forward looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward looking statements. In some cases, you can identify these statements by forward looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the section captioned Item 1A. “Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward looking statements.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward looking statements, which apply only as of the date of this Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward looking statements at some point in the future, we specifically disclaim any obligation to do so.

PART I

Item 1. Business:   SI International, Inc. was organized as a Delaware corporation under the name of “SI International, Incorporated” on October 14, 1998. SI International conducts operations both in its own name and through subsidiaries, each of which is located in the U.S. but some of which have international operations.

Recent Events

Subsidiary Consolidation.   On December 15, 2006, SI International merged two of its wholly-owned subsidiaries, SI International Engineering Inc., a Colorado corporation (“Engineering”) and SI International Telecom Corporation, a Delaware corporation (“SI Telecom”), into SI International as part of an internal consolidation of legal entities. The merger of Engineering and SI Telecom into the Company is not expected to impact business operations. Additionally, there may be tax advantages to the consolidation effort. Furthermore, we may consolidate other subsidiaries into SI International, when doing so would be convenient and would not impact our business operations.

Overview

We are a provider of mission critical information services, technology and network solutions primarily to the Federal Government. Our business is guided by our experienced team of eight executive officers and over thirty other corporate officers who manage and are responsible for successfully growing our business. As of the end of fiscal year 2006, we employed approximately 4,300 employees. Approximately 84% of our employees hold Federal Government security clearances or have passed National Agency Checks.

Approximately 14% of our employees hold Top Secret security clearances. A significant portion of our employees who hold Top Secret security clearances also hold Sensitive Compartmental Information clearances, which permit us to bid on highly classified projects.

Our broad set of contract vehicles gives us extensive reach and enables us to deliver a full range of our services and solutions to the Federal Government. The strength of our service offerings and information technology expertise allows us to maintain substantial relationships with clients, some of whom have been clients of ours, or of one of our acquired businesses, for over 20 years. In fiscal 2006 and fiscal 2005, we derived approximately 80% and 75%, respectively, of our revenue from contracts on which we acted as prime contractor. Acting as a prime contractor provides us with stronger client relationships, as well as the visibility and access to new work that are not available when acting as a subcontractor. Our total backlog as of December 30, 2006 was approximately $1,220 million, of which approximately $162 million was funded. See “—Backlog” for a discussion of how we calculate backlog.

The Federal Government technology services market

The ongoing transformation of the Federal Government’s information systems and communication networks is creating an increase in its demand for information technology, or IT, services. According to INPUT, an independent market research firm, the federal market demand for vendor-furnished information systems and services is projected to increase by $17.2 billion from $63.3 billion in government fiscal 2006 to $80.5 billion in government fiscal 2011, a compound annual growth rate of approximately 5.0% over the five-year period. In addition, the addressable IT spending, which is the amount that is contracted out, for the U.S. Air Force, our single largest client in terms of revenue for each of the last four completed fiscal years, is projected by INPUT to grow from $5.6 billion in government fiscal 2006 to $7.3 billion in government fiscal 2011, representing a compounded annual growth rate of 5.3%. The Department of Homeland Security addressable portion of the IT budget is projected by INPUT to grow from $3.3 billion in government fiscal 2006 to $4.4 billion in government fiscal 2011, representing a compounded annual growth rate of 6.1%.

We expect that the Federal Government’s need for the types of IT services that we provide will continue to grow in the foreseeable future, as a result of the high priority placed by the federal government on the transformation of its IT programs. INPUT forecasts that the percentage of IT spending that is contracted out by the federal government will reach a high of over 86% of total IT spending in government fiscal 2011.

We believe the following industry trends will also continue to drive the Federal Government technology services market:

•       Continued focus on mission-critical initiatives.   Since the events of September 11, 2001, the Federal Government has made the transformation of its IT infrastructure a major priority. According to INPUT, the Federal Government IT services “commercial” segment, which is comprised of outsourcing, professional services, systems integration and processing services, is projected to grow from $26.9 billion in government fiscal 2006 to $34.7 billion in government fiscal 2011, representing a projected compounded annual growth rate of 5.2%.

•       Increased Federal Government reliance on outsourcing.   According to INPUT, outsourcing through the use of outside providers to provide Federal Government services is projected to grow from $13.3 billion in government fiscal 2006 to $17.7 billion in government fiscal 2011, representing a projected compounded annual growth rate of 5.9%.

•       Enterprise architectural planning initiatives continue to be emphasized.   According to INPUT, the professional services market, which is comprised of software development, design and consulting, education and training, and the professional services associated with systems integration, is projected to grow from $13.3 billion in government fiscal 2006 to $16.5 billion in government fiscal 2011, representing a projected compounded annual growth rate of 4.5%. Over the past few years, many major government programs, modernization, and reform initiatives, including homeland security solutions, have depended on the use of professional services. INPUT expects this trend to continue over the next several years. Enterprise architectural planning initiatives continue to be emphasized as Office of Management and Budget (OMB) looks for opportunities to consolidate agency systems, expand information sharing, and improve government mission performance.

We believe that the Federal Government is increasingly turning to the IT industry to execute support processes and functions that were traditionally performed by Federal Government employees. INPUT expects that Department of Defense (DoD) budgets will continue to grow over the next several governmental fiscal years and anticipates that each of the defense agencies will move toward outsourcing more of the information technology functions that are not core to the war-fighting mission. Business process outsourcing, or BPO, is a relationship in which a contractor is responsible for performing an entire business operations function, including the information systems outsourcing that supports it. INPUT projects that Federal Government BPO spending will grow from $577 million in government fiscal 2006 to $840 million in government fiscal in 2011, which represents a compounded annual growth rate of 7.8%.

We believe that homeland security will have the greatest impact on three specific segments of the Federal Government IT market: information security, communications and knowledge management. We believe that the rapid pace of technological innovations and the Federal Government’s increasing reliance on complex IT infrastructure, combined with a decline in the size of the Federal Government workforce, as described above, make it increasingly difficult for many governmental agencies to operate and upgrade their IT systems. We expect that several trends will contribute to the Federal Government’s increased use of service providers to fulfill a larger portion of its IT responsibilities, and we believe that we will continue to gain new engagements to the extent that the Federal Government increases its reliance on outsourcing for its IT needs. These trends include:

•       The aging of the Federal Government’s workforce.   According to INPUT, the government has estimated that more than 42% of federal IT workers will be eligible for retirement by 2008, and the average age of Federal Government employees increased from 42 years of age in 1990 to 50 years of age in 2006. This “aging” effect is compounded by the upcoming baby-boomer retirement wave, which Input estimates to begin within the next three or four years. According to the Washington Post in an article titled “Job Shadowing Sheds Light on Defense Work” on February 5, 2007, “the [defense] department has about 69,000 technology professionals in its civil service ranks, and officials estimate that 10,000 will be eligible to retire at the end of this year.” In April 2001, the Government Accountability Office (GAO) concluded in a report that the Federal Government’s human capital challenges are adversely affecting the ability of many agencies to carry out their missions. Input believes that the expected decline in personnel spending will increase the proportional spending for the outsourcing of IT products and services as IT continues to play an expanding role in government. INPUT expects that the outsourcing trend to continue in the future as OMB pushes agencies to transition services to shared services providers under its Line of Business initiatives.

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

In the wake of the terrorist attacks on September 11, 2001, there has been an increased emphasis on homeland security, intelligence and national defense, including protecting critical infrastructure. According to INPUT, the total addressable IT budget for the Department of Homeland Security is projected to grow from $3.3 billion in government fiscal 2006 to $4.4 billion in government fiscal 2011, representing a compound annual growth rate of 6.1%.

Although the total amount to be spent for intelligence applications is classified, based on available information, INPUT estimated that the addressable Federal Government IT spending in the intelligence community may have been as much as $8.8 billion in government fiscal 2006, and may grow to $11.7 billion by government fiscal 2011 representing a compounded annual growth rate of 6.0%. We believe that there will continue to be increases in spending on federal intelligence activities, which are expected to represent significant additional opportunities for us.

Increased simplicity of procurement.

Through changes that began with the Federal Acquisition Streamlining Act of 1994, or FASA 94, the Federal Government has developed a variety of accelerated contracting methods. Federal governmental agencies have increasingly been able to rely on multiple contracting vehicles to procure needed services in an expedient manner. According to INPUT, the average time to award was approximately 70 days in government fiscal 2006 as compared to 278 days in government fiscal 1995.

Our Core Strengths

We strategically built our business to respond specifically to the federal IT marketplace. We believe that our core strengths position us to respond to the long-term trends and changing demands of our market.

Our Experienced Management Team

Our President and Chief Executive Officer (CEO), S. Bradford Antle, who has been with us since 1999, brings more than 26 years of management experience in our industry. Mr. Antle also serves as a member of the Board of Directors. Ray J. Oleson continues to serve as Executive Chairman of the Board.

Additionally, to further support our growth, our eight business units are incorporated into the Strategic Programs Group, the IT Solutions Group, and the Mission Services Group. Each of these Business Groups is headed by an Executive Vice President, who reports to Mr. Antle.

Mike Becraft is the Executive Vice President of the Mission Services Group. He is responsible for a major portion of work with the Department of Homeland Security, Department of State, and U.S. Army. Mr. Becraft has more than 38 years of Federal civilian government and military experience. He joined us in 2003 as Senior Vice President of Homeland Security.

Harry Gatanas is the Executive Vice President of the Strategic Programs Group, where he oversees a significant portion of our business with the DoD and the Intelligence community. Mr. Gatanas is a retired U.S. Army general with over 33 years of experience in the military and intelligence community, including serving as the Acquisition Executive at the National Security Agency, and as the Commanding General of the U.S. Army White Sands Missile Range.

Marylynn Stowers is the Executive Vice President of the IT Solutions Group. She oversees a significant portion of business that addresses federal IT modernization. Ms. Stowers has more than 25 years of experience providing IT services to the Federal Government, such as Department of Homeland

Security, Department of State, Department of Treasury, Internal Revenue Service, and the Intelligence community.

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

•       Homeland Defense.   We define homeland defense as defense of the U.S. homeland, which includes the development of large scale replicated databases, secure optical calls processing and identification systems, managing records, and processing visas. We are working in this focus area to provide advanced information technology to assist in meeting this challenge for clients that include Department of Homeland Security, Department of State, Northern Command, Department of Energy, and Department of Agriculture.

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

In providing information technology and network solutions to our customers, our skilled employees use their advanced technological training and extensive experience to implement our state-of-the-practice solutions. As of the end of fiscal year 2006, we employed approximately 4,300 employees, many of whom possess security clearances and National Agency Checks that allow us to bid on and perform classified work for the Federal Government.

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

Within the 15-month period from January 1999 through March 2000, we identified, acquired and integrated four federal IT companies with aggregate revenues of approximately $105 million, measured for the 12 months prior to their respective acquisition dates. In January, 2004, we acquired Matcom International Corporation, or Matcom; in December 2004, we acquired Bridge Technology Corporation, or Bridge; in February 2005, we acquired Shenandoah Electronic Intelligence, Inc., or SEI; in February 2006, we acquired Zen Technology, Inc., or Zen. We successfully integrated each of these acquisitions into our organization; and, we built and expanded our services and solutions capabilities and our client relationships. We applied our disciplined acquisition processes to integrate the acquired companies and successfully grew these businesses.

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

•       Pursue strategic acquisitions. We plan to continue utilizing our disciplined methodology to identify, evaluate and integrate strategic acquisitions. We have acquired and successfully integrated eight businesses since 1999. These acquisitions have positioned us with strategically important technical skills in important client areas.

•       Business Capabilities and Sales Integration. Our business units are now incorporated into the Strategic Programs Group, the IT Solutions Group, and the Mission Services Group. Under our management structure (see above Our Experienced Management Team for more information about our management), these three business groups are better able to present integrated solutions through the cross-marketing and delivery of our business capabilities to new and existing customers.

Our Areas of Practice

We provide IT and network solutions in the following eight practice areas to supplement the needs of our clients in the areas of Defense Transformation, Homeland Defense, Mission Critical Outsourcing and Federal IT Modernization.

•       Program Management & Acquisition Support—The program management and acquisition support practice assists clients with initiating, assembling, executing, and managing all sizes of acquisition programs. The practice area provides acquisition strategies, government required documentation (DoD 5000), and solicitation packages, as well as, source selections and contract management support. The practice area manages and oversees high-tech systems development; interprets and synchronizes requirements with system architectures and integrated master plans; and, identifies and tracks technical and programmatic interdependencies and interactions among requirements. The technical staff is skilled in providing systems engineering technical assistance (SETA) support to client programs for cost, schedule, performance, risk management, and contracting activities.

•       Integrated Solutions Development—The integrated solutions development practice focuses on the integration of commercial-off-the-shelf products with custom software engineering. Integrated solutions are deployed using structured Capability Maturity Model Integration (CMMI) practices to deliver services including feasibility studies and systems planning, enterprise architecture design, rapid prototype development, detailed systems design, implementation, independent verification and validation, testing, life-cycle documentation, and operations and maintenance. This practice area specializes in legacy systems migration to enterprise-wide applications, database-driven web applications (internet, extranet, and intranet), work flow systems implementation, enterprise portal development, enterprise-wide IT integrated services, mobile and wireless solutions, business intelligence (data warehouse and mining solutions) and Enterprise Resource Planning systems implementation.

•       Information Security—The information security practice delivers analyses, methods and technologies that enable clients to secure their information against unauthorized access and service disruption. The solutions are designed to protect and defend information systems against malicious actions, reduce the threat to system security and proactively manage risk. The practice area provides security policy and procedure development, threat determination and risk assessment, vulnerability analysis, system security engineering, network defense, secure document processing, applications and web security, security evaluation and accreditation and training.

•       Records Management—The records management practice specializes in application processing, data entry, case and file management, large scale identification and credentialing systems, call center support, and analytical support services. The practice area services include the management and operation of integrated file tracking systems, electronic records management, large volume file processing, secure identity card production, scanning operations to include documents and biometrics, storing and shipping of documents, quality control audits, secure file destruction, and network installation.

•       Learning Solutions—The learning solutions practice focuses on the design, development and delivery of learning and performance interventions to meet the client’s individual and organizational performance needs and manage change. The practice area provides front end analysis, blended solutions, web-based and instructor-led training, electronic performance support systems (EPSS), human performance design, and learning standards and learning infrastructure consulting. Our understanding and experience in the distance learning, e-Learning, and ever changing Learning Management Systems/Learning Content Management Systems environments provides our clients rapid design and deployment of solution-based programs to meet today’s requirements and tomorrow’s challenges.

•       Systems Engineering—The systems engineering practice delivers mission and requirements analysis, enterprise/operational architecture modeling and development, system application and development, system design, validation and verification, integrated logistics support, life cycle engineering, and complex simulation. The technical staff is skilled in command, control, communications, computer and intelligence (C4I), engineering, object oriented analysis and design, system testing, requirements traceability and specialty disciplines, including reliability/maintainability/availability engineering and safety and sustaining engineering. Many of these skills are focused on military space applications.

•       Network Solutions—The network solutions practice designs, engineers, deploys, and manages a full range of networked communications and infrastructure solutions. The practice area provides IT and network requirements, definition and analysis, detailed systems design, network and technology selection and procurement, global end-to-end installation, and spectrum/bandwidth management. These solutions encompass voice, video, data, narrowband, broadband and wireless technologies. Applications include large scale enterprise networks for government, highly secure networks.

•       Mission-critical Outsourcing—The mission-critical outsourcing practice uses domain expertise to operate clients’ systems and processes vital to their businesses. The practice area offers professional services to perform business process and information technology outsourcing, sustaining engineering, logistics services, and call center operations.

Clients

We provide our services primarily to Federal Government clients such as the U.S. Air Force Space Command, the U.S. Army, U.S. Navy, the Department of State, the Department of Homeland Security, Missile Defense Agency, Department of Agriculture, National Institutes of Health, Federal Retirement Thrift Investment Board, and the defense intelligence community. In fiscal 2006, we derived approximately 99% of our total revenue from Federal Governmental agencies and approximately 1% of our total revenue from commercial clients.

Our largest client is the DoD. We derived approximately 47% of our total revenue in fiscal 2006 and 2005 from the DoD and the Intelligence community. In both fiscal years 2006 and 2005, work we performed under our Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance contract vehicle (C4I2TSR) represented approximately 21% of our total revenue. The primary customer under the C4I2TSR contract vehicle is the U.S. Air Force

Space Command, however, other Federal government entities typically exercising independent decision making and funding authority use C4I2TSR. We believe our contract base is well diversified. In fiscal 2006 and fiscal 2005, we derived approximately 80% and 75%, respectively, of our revenue from contracts on which we acted as prime contractor and derived approximately 20% and 25%, respectively, of our revenue from contracts on which we acted as a subcontractor.

We often subcontract portions of work to be performed under a contract or task order under which we are the prime contractor. Approximately 19% and 15%, respectively, of our total revenue in fiscal 2006 and fiscal 2005, respectively, was generated by work performed by subcontractors. The subcontractors are sometimes responsible for critical portions of the contracted services. Our subcontracting arrangements typically specify that all terms of the primary contract pass down to the subcontractor. We are not dependent upon any one subcontractor or group of subcontractors to provide a substantial degree of work for us. In addition, it is typical that a subcontractor on one engagement may be a competitor or a client in other situations. We believe that cultivating good relationships with our subcontractors is necessary to maintain our competitive position as well as to facilitate meeting performance obligations under our contracts.

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

Our total backlog as of December 30, 2006 was approximately $1,220 million, of which approximately $162 million was funded. There can be no assurance that we will receive the amounts we have included in our backlog or that we will ultimately recognize the full amount of our funded backlog as of December 30, 2006.

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

Employees

As of December 30, 2006, we had approximately 4,300 employees. Approximately 84% of our employees hold Federal Government security clearances or have passed National Agency Checks. Approximately 14% of our employees hold Top Secret security clearances. A significant portion of our employees who hold Top Secret security clearances also hold Sensitive Compartmental Information clearances, which permit us to bid on highly classified projects. We have no unionized employees and do not have any collective bargaining agreements. However, current contracts or contracts that we may pursue may require us to have unionized employees. We believe we have a good relationship with our employees.

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

Competition

We compete for contracts in highly competitive markets against a large number of companies both large and small. Because of the large number of companies competing in these markets, we do not repeatedly compete against the same companies. We may team with other companies to perform work under contracts when we feel that our combined resources may create a competitive advantage. However, our competitors may compete more effectively than we can for various reasons, including that they are larger than us, have greater financial and other resources, have better or more extensive relationships with governmental officials involved in the procurement process, or have greater brand or name recognition.

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

Government Contracting and Regulatory Processes

For fiscal 2006, approximately 99% of our revenue was derived from work performed under Federal Government contracts. The government contracting process differs in many ways from commercial contracting, and involves a high degree of Federal Government regulation and oversight.

Historically, agencies of the Federal Government wishing to procure services from contractors have been required to prepare a request for proposal, known as an RFP, or some similar form of solicitation. The RFP is typically an extensive document describing the services desired and the terms and conditions that form the final agreement, including the criteria the soliciting agency will use to select the service provider. Interested parties submit proposals in response to the RFP, which the agency evaluates, often requesting additional information and multiple discussions with offerors prior to final award of the contract.

Over the years, the Federal Government has taken steps to streamline the procurement process. Federal Governmental agencies are now more likely to use flexible contract vehicles that permit a number of firms to compete for specific orders. The General Services Administration Multiple Award Schedule Program, or GSA MAS Program, is an example of a flexible contract vehicle employed by the Federal Government. Under the GSA MAS Program, GSA contracts with multiple vendors to provide goods and services, at predetermined prices, to specified authorized buyers. GSA schedules are listings of services and products, along with their respective prices, offered by approved contractors. The schedules are maintained by the GSA for use by any federal agency or other authorized entity. A contractor must successfully complete a pre-qualification process in order to be selected by the GSA for inclusion of the contractor’s goods or services on a GSA Schedule. When an agency selects services under a GSA schedule contract, the soliciting agency, or the GSA on its behalf, conducts a bidding process, limited to qualified GSA schedule contractors. The process typically involves substantially less time and cost than the historical, non-GSA bidding process.

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

A task order calls for a specific set of services to be delivered by the contractor to a particular client agency. In our experience, the key factors in competing successfully for these task orders are technical merit, cost, relevant past performance considerations and client trust. From time to time we are also a party to GWACs, which are ID/IQ contracts that permit the aggregation of multiple agencies’ requirements in a single contract, in order to encourage contractors to offer the best possible prices and to reduce the costs associated with multiple acquisitions.

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

•       we may be chosen as one of the contractors for a multiple award GWAC, ID/IQ or GSA Schedule contract, but not be awarded a sufficient number of tasks under the contract to justify our time, effort, and expense in bidding on the contract and subsequent task orders.

•       the government may initially award a GWAC, ID/IQ, or GSA Schedule contract but fail to provide funding for the number of task orders necessary to justify our time, effort, and expense in bidding on the contract and subsequent task orders.

For additional information regarding the risks presented by the competitive process, please see Item 1A. Risk Factors below.

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

Our books and records are subject to audit by the Defense Contract Audit Agency, or DCAA, and other governmental audit agencies to ensure that the costs and hourly rates for which we invoice the Federal Government under cost reimbursable and time and materials contracts are in compliance with the Cost Principles, Cost Accounting Standards and FAR invoicing regulations. Each fiscal year, we must submit final cost data to the Federal Government indicating our actual costs incurred for the prior year, exclusive of certain costs that are not recoverable by Federal Government contractors. This data is audited, and subject to adjustments by the auditing agency based upon established guidance, which may affect our recovery on cost reimbursable contracts for prior fiscal years. These audits may also result in assessment of penalties, interest costs and, in extreme cases, debarment. The Federal Government retains a portion of the fee earned by us under cost reimbursable contracts until contract completion and audit by the DCAA. Audits of our business units by the DCAA have been completed for all fiscal years through 2001 without material adjustments. In the opinion of management, the audits for other fiscal years through fiscal year 2006 will not result in adjustments that would have a material adverse effect on our financial position or results of operations; however, future material adjustments are possible.

Our conduct and performance is also subject to the False Claims Act. The False Claims Act prohibits contractors from knowingly submitting false or fraudulent claims to the Federal Government. We have established standards of conduct for our employees and a reporting mechanism that any of our employees can use to report inappropriate or illegal activities.

From time to time we may engage in activities that require us to comply with the various U.S. Government export control laws and regulations administered by the U.S. Department of State, U.S. Department of Commerce, U.S. Treasury Office of Foreign Assets Control, and the Bureau of Customs and Border Protection. We have dedicated personnel assigned to maintain and coordinate our compliance activities in this area.

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

We derived approximately 99% and 98.1% of our total revenue in fiscal 2006 and in fiscal 2005, respectively, from Federal Government contracts, either as a prime contractor or a subcontractor. This includes 46.6% and 46.9% of our total revenue in fiscal 2006 and in fiscal 2005, respectively, that we derived, either as a prime contractor or a subcontractor, from contracts with agencies of the DoD and Intelligence community. We expect that we will continue to derive most of our revenue for the foreseeable future from work performed under Federal Government contracts. If we were suspended or otherwise prohibited from contracting with the Federal Government generally, or with any significant agency of the DoD or the Intelligence community, or if our reputation or relationship with the Federal Government or any significant agency of the DoD or the Intelligence community were impaired, or if any of the foregoing otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

The following chart provides certain information regarding our largest contracts (exclusive of GSA multiple award schedules) or individual task orders (inclusive of task and delivery orders issued on GSA multiple award schedules) for fiscal years 2006 and 2005, in terms of revenues:

		Percent of Revenues in		Expiration
Contract or Task Order	Contracting Agency	2006	2005	Date
Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance (C4I2TSR) contract	U.S. Air Force Space Command	21.4	20.7	2013 *

*                    Includes option periods.

Although our contract with the Department of Homeland Security known as the Service Center Operations Team, or SCOT, contract represents less than 10% of our revenues, it remains an important contract. The SCOT contract had a four-year term that, with the Federal Government’s exercise of the final option year, extended through June 2006. Since June 2006, the contract has been extended on an interim basis while the contract is recompeted. If we fail to win the SCOT contract recompete, or any of our other significant contracts, our business would be materially and adversely affected.

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

We must observe laws and regulations relating to the formation, administration and performance of Federal Government contracts which affect how we do business with our clients and impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the DoD and related laws include provisions that:

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

Some of our activities are subject to the export control laws and regulations administered by the Department of State, Department of Commerce, Treasury Office of Foreign Assets Control, and the Bureau of Customs and Border Protection. Additionally, we are subject to industrial security regulations of the DoD and other federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our Federal Government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

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

The Federal Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, GWACs or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the Federal Government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the Federal Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results. For example, the U.S. Small Business Administration enacted a rule that is to become effective on June 30, 2007, concerning the small business certification that companies must provide under contract vehicles with small businesses set-asides. Under certain circumstances, this rule may require companies to recertify as small businesses after they have been acquired by larger companies. A company that cannot recertify as a small business may experience decreased task orders awarded under contract vehicles, including on contracts with small business set-aside requirements. Additionally, recent changes in the acquisition regulations concerning the process for awarding a time and materials and labor hour service contracts may make it more difficult to obtain such contracts in the future.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the Federal Government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

Federal governmental agencies, including the DCAA, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices and cost structure. They also review our compliance with applicable laws, government regulations, policies and standards and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of our administrative processes and systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another government agency, such as the Defense Security Service, or DSS, which verifies security compliance, could materially adversely affect our competitive position and result in a substantial reduction of our revenues. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the Federal Government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.

Failure to maintain strong relationships with other government contractors could result in a decline in our revenue.

We derived approximately 20% of our total revenue in fiscal 2006 and 25% of our total revenue in fiscal 2005 from contracts under which we acted as a subcontractor or from “teaming” arrangements in which we and other contractors bid together on particular contracts or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be materially adversely affected if any prime contractor or teammate chooses to offer a client services of the type that we provide or if any prime contractor or teammate teams with other companies to independently provide those services.

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

however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of backlog from which we expect to recognize revenues in fiscal 2006 or any future period is likely to be inaccurate because the receipt and timing of any of these revenues is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders, many of which are beyond our control. In addition, we may never receive revenues from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog.

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

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 19% and 15%, respectively, of our revenue for each of fiscal 2006 and 2005.

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

•       hyperinflation, nationalization, or political instability in foreign countries;

•       military activities or terrorist incidents in foreign countries, including those which may result in the closure of ports and border crossings or the risk of personal injury to our personnel;

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

Some of our contracts require that we perform on a fixed price basis. We derived 28.0% of our total revenue in fiscal 2006 and 26.2% of our total revenue in fiscal 2005 from fixed price contracts. A fixed price contract generally provides that we will receive a specified price for our performance under the contract, regardless of the cost to us of such performance. This requires that we accurately estimate the cost that we will incur to perform our obligations under any contract at the time that we submit our proposal to the applicable government agency. When making proposals for engagements on a fixed price basis, we rely on our estimates of costs and timing for completing the projects. These estimates are subject to numerous variables and uncertainties, and there can be no assurance that the costs of performing under any fixed price contract will not exceed, perhaps substantially, our estimates. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed price contracts, including costs and delays caused by factors outside our control, could make these contracts less profitable than anticipated or could cause us to incur losses, which could be substantial, on these contracts. In the past, we have from time to time incurred losses on some fixed price contracts and our profits on some fixed price contracts have been less than anticipated. Our operating results could be materially adversely affected if the actual costs of performing under these contracts exceed our estimates.

Many of our contracts are performed on a time and materials basis. A time and materials contract typically provides that we are paid a fixed hourly rate for direct labor costs expended and reimbursed for allowable materials, costs and expenses. We derived 40.2% of our total revenues in fiscal 2006 and 43.8% of our total revenues for fiscal 2005 from time and materials contracts. While time and materials contracts are generally subject to less uncertainty than fixed price contracts, to the extent that our actual labor costs are higher than the contract rates, we may lose money on the contract. Additionally, recent changes in federal acquisition rules concerning the procedures for authorizing time and material and labor hour service contracts may affect our ability to obtain time and material contracts in the future.

Our margins and operating results may suffer if cost reimbursable contracts increase as a percentage of our total government contracts.

In general, cost reimbursable contracts are the least profitable of our government contracts. Our cost reimbursable contracts generally provide for reimbursement of costs, which are determined to be reasonable, allowable and allocable to the contract, as well as payment of a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Our time and materials contracts generally are more profitable than our cost reimbursable contracts. Cost reimbursable contracts contributed 31.8% and 30.0% of our total revenues in fiscal 2006 and fiscal 2005, respectively. To the extent that cost reimbursable contracts represent an increased proportion of our total government contracts, our operating results could be materially adversely affected.

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

Our continued success depends to a substantial degree on our ability to recruit and retain the technically skilled personnel we need to serve our clients effectively. Our business involves the development of tailored technology solutions for our clients, a process that relies heavily upon the expertise and services of our employees. Competition for skilled personnel, especially those with Top Secret or SCI clearances, in the information technology services industry is intense, and technology service companies often experience high attrition among their skilled employees. Recruiting and training these employees requires substantial resources. Our failure to attract and retain technical personnel could increase our costs of performing our contracts, reduce our ability to meet our clients’ needs, limit our ability to win new business and constrain our ability to grow.

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

Our business operations may rely on intellectual property. Our employees develop some of the software solutions and other forms of intellectual property that we use to provide IT solutions to our customers, but we also may license technology from other entities. Typically, under Federal Government contracts, our customers may claim rights in the intellectual property we develop, making it impossible for us to prevent their future use of our intellectual property. We are and may in the future be subject to claims from our employees or third parties who assert that certain software solutions and other forms of intellectual property that we used in delivering services and solutions to our customers infringe upon intellectual property rights of such employees or third parties. If our vendors, employees or third parties assert claims that we or our customers are infringing on their intellectual property, we could incur substantial costs to defend these claims. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•       cease selling or using products or services that incorporate the challenged software or technology;

•       obtain a license or additional licenses; or

•       redesign our products and services that rely on the challenged software or technology.

Employee misconduct could adversely affect our business and reputation, as well as expose us to other risks and losses.

While we endeavor to ensure that our employees adhere to all applicable laws and regulations governing their conduct, as well as to our  polices, including our Code of Ethics and Business Conduct, we may be unable to prevent our employees from engaging in misconduct, fraud or other improper activities that could adversely affect our business and reputation. Although we take steps to ensure that our employees do not engage in misconduct, such steps may not be effective and we may incur substantial costs in investigating any allegations of misconduct in addition to any penalties that may be imposed should misconduct be found to exist. Such penalties may include civil and/or criminal liability, loss of security clearances, or suspension and debarment under various federal government laws and regulations such as those concerning procurement, the protection of classified information, export compliance, the pricing of labor and other costs in government contracts, time card fraud and violations of the Anti-Kickback Act.

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

•       the potential impact on the companies we might seek to acquire due to changes in the U.S. Small Business Administration rules concerning recertification as a small business in order to continue to qualify for small business set-aside awards; and

•       our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations such as the Federal Acquisition Regulation and health, safety, employment and environmental laws and regulations, or their failure to fulfill their contractual obligations to the Federal Government or other clients.

In connection with any future acquisitions, we may decide to consolidate the operations of any acquired business with our existing operations or to make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions and, in the event that any goodwill resulting from present or future acquisitions is found to be impaired, by goodwill impairment charges. As of December 30, 2006, we had approximately $220.6 million of goodwill resulting from acquisitions on our balance sheet and, to the extent we make future acquisitions, the amount of goodwill could increase, perhaps substantially. Any of the businesses we acquire may also have liabilities or adverse operating issues.

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

Security breaches in government systems that we develop, integrate, maintain or manage could adversely affect our business and reputation, as well as expose us to other risks and losses.

Many of the systems we develop, integrate, maintain or manage involve protecting information relating to national security and other sensitive government functions. A security breach in one of these systems could result in damage to our customers, as well as expose us to unknown risks or losses that could exceed the policy limits of our insurance. Additionally, such a security breach could substantially harm our reputation, including rendering us ineligible for work on sensitive or classified projects.

If our subcontractors fail to perform their contractual obligations, our performance as a prime contractor and our ability to obtain future business could be materially and adversely impacted.

Approximately 19% and 15%, respectively, of our total revenue in each of fiscal 2006 and fiscal 2005 was generated by work performed by subcontractors who perform a portion of the work we are obligated to deliver to our clients. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor. In extreme cases, a subcontractor’s performance deficiency could result in the Federal Government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

Our indebtedness and debt service obligations may increase substantially and we will be subject to restriction under debt instruments.

On February 9, 2005, we entered into the Amended and Restated Credit Agreement with a syndicate of lenders, including Wachovia Bank, National Association, a national banking association, which acted as administrative agent for the lenders. On February 27, 2006, contemporaneously with our closing the acquisition of Zen, we entered into a First Amendment to the Amended and Restated Credit Agreement, or First Amendment, with a syndicate of lenders, with Wachovia Bank, National Association continuing to act as administrative agent for the lenders (collectively, the Amended and Restated Credit Agreement and the First Amendment shall be known as the “Amended Credit Agreement”). As of December 30, 2006, we had approximately $70.2 million of debt outstanding under our Amended Credit Agreement.

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

Sales of a substantial number of shares of common stock in the public market in the course of any offering made pursuant to a registration statement, including any subsequent registration statement, or the perception that such sales could occur, could materially adversely affect the market price of our common stock and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate. As of March 1, 2006, we had 12,975,597 shares of common stock outstanding.

Item 1B.               Unresolved Staff Comments:

None.

Item 2. Properties:   As of December 30, 2006, we leased 32 offices and 3 warehouses at various U.S. locations for an aggregate of 583,655 square feet in 17 states and the District of Columbia, of which we sublease 6,575 square feet to third parties.

Our corporate offices are located at 12012 Sunset Hills Road, Reston, Virginia in approximately 68,000 square feet of leased space.

Our other major offices are located in Colorado Springs, Colorado, Harrisonburg, Virginia, and in the Washington DC metropolitan area.

•       Our Colorado Springs Campus is a 121,888 square foot facility that replaces two other locations nearby.

•       In Harrisonburg, Virginia we occupy two offices (15,507 sq ft under a lease that expires in November 2013 and 40,948 which expires October 2016) and a contract-committed warehouse (120,000 sq ft under a lease which we expect to  be assumed by the US Government in the first quarter of 2007).

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

•       In Bethesda, Maryland, we have office space of approximately 10,738 square feet under a lease that expires November 30, 2008.

•       In addition, we have employees who work on engagements at other smaller operating locations around the United States.

All of our offices are in new, or modern, well-maintained buildings. The facilities are substantially utilized and are adequate for present operations. We do not own any real estate.

Item 3. Legal Proceedings:   We are a party to litigation and legal proceedings that we believe to be a part of the ordinary course of our business. While we cannot predict the ultimate outcome of these matters, we currently believe that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position. We may become involved in other legal and governmental, administrative or contractual proceedings in the future.

The SEI acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date. Subsequent to the closing date, we received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date. The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by us for this post-closing payment. We believe that, in accordance with GAAP, the SEI selling stockholders should not receive the benefit of the post-closing payment. In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution. We anticipate that this matter will be resolved before the end of 2007.

In June 2006, the Company, through one of its subsidiaries, was awarded a judgment, after a trial before a judge, in a lawsuit filed in the Circuit Court of Fairfax County, Virginia against National Technologies Associates, Inc. (“NTA”) in the amount of $841,612. The Company’s claims arose out of the Company’s allegation that NTA breached a contract which obligated NTA to subcontract certain work to the Company’s subsidiary. The Company did not record the judgment because NTA filed a motion for reconsideration before the trial court. The trial court judge granted NTA’s motion for reconsideration, thereby overturning the judge’s original ruling. The Company has filed a petition with the Virginia Supreme Court requesting that it agree to hear an appeal of the trial court’s final judgment. The Company cannot presently determine the ultimate outcome of the matter.

Item 4. Submission of Matters to a Vote of Security Holders:   The Company had no matters submitted to stockholders for their consideration during the fourth quarter ended December 30, 2006.

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

	High	Low
Year ended December 30, 2006:
First Quarter	$35.50	$27.39
Second Quarter	$36.26	$28.17
Third Quarter	$32.15	$26.41
Fourth Quarter	$35.00	$30.34
Year ended December 31, 2005:
First Quarter	$31.29	$23.03
Second Quarter	$30.36	$22.31
Third Quarter	$33.64	$26.84
Fourth Quarter	$31.88	$24.80

As of March 1, 2007, there were approximately 138 holders of record of our common stock. As of March 1, 2007, the closing price of our common stock was $28.10.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Comparative Stock Price Performance Graph

The comparisons on the following graph and table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock. The information contained in this table shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall it be incorporated by reference into any previous or future filings under the Securities Act or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock from November 12, 2002 (the first trading in common stock of SI International) through December 29, 2006, with the cumulative total return on (i) the NASDAQ Stock Market—U.S. index and (ii) a peer group composed of SI International and the following other Federal Government Service Providers with whom we compete: CACI International Inc., Dynamics Research Corp., ManTech International Corp., MTC Technologies Inc., NCI, Inc., and SRA International Inc. Because Titan was acquired by L-3 Communications in 2005 and Titan’s stock is no longer listed or publicly traded, Titan’s stock can no longer be tracked for purposes of stock price performance and has not been included in graph below. In September 2006, ICF International, Inc., a provider of professional services to the U.S. federal government, completed an initial public offering. Because ICF provides similar services to the federal government to those provided by SI International and to offset the loss of previously identified peer companies as a result of acquisitions, SI International has chosen to add ICF to its peer group. In October 2006, Stanley, Inc., a provider of information technology services and solutions to U.S. federal government, completed an initial public offering. Because Stanley provides similar services to the federal government to those provided by SI International and to offset the loss of previously identified peer companies as a result of acquisitions, SI International has chosen to add Stanley to its peer group.

The graph assumes an investment of $100 on November 12, 2002 in each of SI International, the NASDAQ Stock Market—U.S. index and the members of our peer group. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Cumulative Total Return Among SI International, Inc.,
The NASDAQ Stock Market—U.S. Index and Federal Government Services
Provider Index

December 29, 2006
SI International	$231.57
NASDAQ Stock Market U.S. Index	178.97
Federal Government Services Provider Index	153.29

Item 6. Selected Financial Data:   The selected financial data presented below for our 2006, 2005, 2004, and 2003 fiscal years are derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data presented below for our 2002 fiscal year is derived from our audited consolidated financial statements not included in this Form 10-K. You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Our fiscal year is based on the calendar year and ends each year on the Saturday closest to, but not falling after, December 31 of that year. All fiscal years shown below other than 2005, include 52 weeks. Fiscal 2005 includes 53 weeks.

	Fiscal Year SI International, Inc.
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$461,970	$397,919	$262,306	$168,287	$149,351
Costs and expenses:
Cost of services	290,675	246,481	166,774	101,940	91,240
Selling, general and administrative	124,847	113,015	71,917	51,569	49,404
Depreciation and amortization	2,692	2,161	2,231	2,009	1,988
Amortization of intangible assets	3,116	2,292	648	—	—
Total operating expenses	421,330	363,949	241,570	155,518	142,632
Income from operations	40,640	33,970	20,736	12,769	6,719
Other income (expense)	88	12	(1)	—	—
Interest expense	(7,731)	(6,103)	(2,760)	(606)	(3,319)
Minority interests	—	—	—	—	(118)
Change in fair value of put warrants	—	—	—	—	640
Income before provision for income taxes	32,997	27,879	17,975	12,163	3,922
Provision for income taxes	12,844	10,942	7,098	4,784	1,439
Net income	20,153	16,937	10,877	7,379	2,483
Dividends on redeemable cumulative preferred stock	—	—	—	—	1,954
Net income attributable to common stockholders	$20,153	$16,937	$10,877	$7,379	$529
Earnings per common share:
Basic	$1.61	$1.51	$1.20	0.87	$0.16
Diluted	1.56	1.45	1.14	0.87	(0.03)
Balance Sheet Data (at period end):
Cash and cash equivalents	$19,457	$26,160	$3,754	$12,302	$10,856
Working capital	64,201	76,023	21,927	39,708	29,937
Total assets	381,133	335,695	212,107	106,627	92,315
Total debt, including capital lease obligations	70,577	99,542	29,291	530	658
Total stockholders’ equity	239,212	167,869	145,070	81,547	73,977
Other Financial Data:
EBITDA(1)	$46,448	$38,423	$23,615	$14,778	$8,707
Capital expenditures	8,507	2,727	1,225	1,291	1,653
Net cash provided by (used in) operations	32,256	26,599	(1,655)	16,079	5,680
Net cash used in investing activities	(58,981)	(74,821)	(86,665)	(12,241)	(1,653)
Net cash provided by (used in) financing activities	20,022	70,628	79,772	(2,392)	6,359

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

(2)          EBITDA as calculated by us may be calculated differently than EBITDA for other companies. We have provided EBITDA because we believe it is a commonly used measure of financial performance in comparable companies and is provided to help investors evaluate companies on a consistent basis, as well as to enhance an understanding of our operating results. EBITDA should not be construed as either:

•       an alternative to net income (loss), as an indicator of our operating performance; or

•       as an alternative to cash flows as a measure of liquidity.

Reconciliation of Net Income to EBITDA is as follows:

	2006	2005	2004	2003	2002
Net income	$20,153	$16,937	$10,877	7,379	$2,483
Other (income) expense	(88)	(12)	1	—	—
Interest expense	7,731	6,103	2,760	606	3,319
Minority interest	—	—	—	—	118
Change in fair value of put warrants	—	—	—	—	(640)
Provision for income taxes	12,844	10,942	7,098	4,784	1,439
Depreciation and amortization	2,692	2,161	2,231	2,009	1,988
Amortization of intangible assets	3,116	2,292	648	—	—
EBITDA	$46,448	$38,423	$23,615	$14,778	$8,707

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:   The following discussion and analysis should be read in conjunction with the Item 6. “Selected Consolidated Financial Data,” the consolidated financial statements and related notes included elsewhere in this Form 10-K, and the forward-looking disclaimer language in italics before Item 1. “Business”.

Our fiscal year is based on a calendar year and ends each year on the Saturday closest to, but not falling after, December 31 of that year. As a result, our fiscal year may be comprised of 52 or 53 weeks. Our 2005 fiscal year had 53 weeks. Our 2006 and 2004 fiscal years each had 52 weeks.

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

We employ a “Rapid Response • Rapid Deployment®” methodology that enables the rapid standing up of innovative solutions and the incorporation of additional capabilities in rapid succession. This capability allows us to respond to urgent IT imperatives quickly, often in a matter of months, and within a well defined budget. We can, therefore, provide solutions for current IT needs, while establishing a platform for advancing long-term transformational objectives. We possess a proven ability to respond to high priority information technology and network needs through innovation, and an enviable reputation for timely delivery of robust solutions on assignments where failure is not an option. Our solutions enable clients to respond to new mandates, expand the scope of their missions, and reengineer underlying business processes. We have a demonstrated ability of turning troubled IT projects into winning outcomes and realized exceptional growth from high-quality client engagements. We also utilize mature and proven processes to manage and market large-scale ID/IQ contracts, such as C4I2TSR. We employ a diverse, innovative team that effectively utilizes small business partners’ unique skills and expertise for mission critical IT projects.

Fiscal 2006 Review and Fiscal 2007 Outlook

During the past year, we experienced continued growth in our four key focus areas: Defense Transformation, Homeland Defense, Federal IT Modernization, and Mission-Critical Outsourcing. In terms of customer concentration, our work for DoD customers continues to grow at a faster pace  than our other customers, which is the result of ongoing defense transformation initiatives that require our specialty in rapidly performing mission-critical work. Virtually all of our engagements with the DoD either directly support, or are closely related to DoD Transformation goals. We will continue aligning our programs and capabilities along our focus areas of Homeland Defense, Federal IT Modernization, Mission-Critical Outsourcing, and Defense Transformation given these sectors most accurately reflect our customer’s highest priorities. The Federal Government’s increased use of technology drove our growth in 2006. We expect that government initiatives involving information sharing, “net-centric” warfare, and business process transformation will be among our customer base’s key focus areas in 2007.

With the SEI acquisition, our support to civilian agencies increased as a percentage of total revenue. SEI’s largest client was the Department of Homeland Security. The national priority of securing our borders, along with urgent need for information sharing and other critical Department of Homeland Security issues, will continue driving the demand for budget increases in homeland defense. With the Bridge acquisition, we expanded our presence in the Intelligence community. We believe that this ongoing need for improved intelligence collection will not diminish. For the foreseeable future, we anticipate that the IT and network requirements of DoD, Department of Homeland Security, and the Intelligence community will be the largest drivers of our organic growth. Also, strategic acquisitions that add value will continue to impact our future customer mix. Finally, the recent Zen acquisition provides us with greater access to new customers and additional cross-selling opportunities for our portfolio of mission-critical solutions.

The addition of SEI and Bridge allowed us to continue supporting our existing customer base, while strengthening our position with the Department of Homeland Security and the Intelligence community. After consummating the SEI and Bridge acquisitions, we realigned our practice areas in 2005 to reflect the additional areas of expertise that we obtained from these two companies. Our eight practice areas now consist of program management & acquisition support, integrated solutions development, information security, records management, learning solutions, systems engineering, network solutions, and mission-critical outsourcing.

In 2005, Congress delayed approving the government fiscal 2006 appropriations bills. For us, this impact was largely confined to new project starts previously forecasted for our fourth quarter fiscal 2005. Even in years where Congress passed appropriations bills in a timely fashion, it is not uncommon for several months to pass before funding was actually issued. With the combination of the GSA’s reorganization and recent contract award delays, we expect that government agencies will continue moving away from using GSA contract vehicles and start utilizing government-wide and agency-specific contract vehicles more frequently in 2007 until the GSA reorganization is complete.

In fiscal 2006 and fiscal 2005, we received approximately 99% and 98%, respectively, of our revenues from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors, and approximately 1% and 2%, respectively, of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the DoD includes revenue generated from work performed under engagements for both the DoD and the Intelligence community.

	Fiscal Year
	2006	2005	2004
Department of Defense	46.6%	46.9%	52.8%
Federal civilian agencies	51.9%	51.2%	43.8%
Commercial entities	1.5%	1.9%	3.4%
Total revenue	100.0%	100.0%	100.0%

We have derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Fiscal Year
	2006	2005	2004
Prime contract revenue	79.6%	75.4%	80.6%
Subcontract revenue	20.4%	24.6%	19.4%
Total revenue	100.0%	100.0%	100.0%

Our services are provided pursuant to three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Fiscal Year
	2006	2005	2004
Cost reimbursable	31.8%	30.0%	31.1%
Time and materials	40.2%	43.8%	46.3%
Fixed price	28.0%	26.2%	22.6%
Total	100.0%	100.0%	100.0%

Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract, and pay a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. In general, cost reimbursable contracts are the least profitable of our government contracts.

Under time and materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time and materials contract are higher or lower than the billing rates under the contract, our profit under the contract may either be greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time and materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts. As discussed above, in our Risk Factors, changes to the acquisition regulations applicable to time and material and labor hour service contracts may result in the awarding of fewer such contracts, or a reduction in the term of such contracts.

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

Recent Events

Subsidiary Consolidation.   On December 15, 2006, SI International merged two of its wholly-owned subsidiaries, SI International Engineering Inc., a Colorado corporation (“Engineering”), and SI International Telecom Corporation, a Delaware corporation (“SI Telecom”), into SI International as part of an internal consolidation of legal entities. The merger of Engineering and SI Telecom into the Company is not expected to impact business operations. Additionally, there may be tax advantages to the consolidation effort. Furthermore, we may consolidate other subsidiaries into SI International, when doing be convenient and would not impact our business operations.

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

Cash and Cash Equivalents.   We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, as of the end of fiscal year 2006, fiscal year 2005, and fiscal year 2004 were $19.5 million, $34.0 million, and $5.8 million, respectively.

Cash Flow.   The following table sets forth our sources and uses of cash for fiscal years 2006, 2005 and 2004.

	Fiscal Year
	2006	2005	2004
	(in thousands)
Net cash provided by (used in) operations	$32,256	$26,599	$(1,655)
Net cash used in investing activities	(58,981)	(74,821)	(86,665)
Net cash provided by financing activities	20,022	70,628	79,772
Net (decrease) increase in cash	$(6,703)	$22,406	$(8,548)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash provided by operations in fiscal year 2006 was attributable to net income of $20.2 million plus depreciation, amortization and other non-cash items of $11.0 million, and a decrease in working capital of $1.1 million. Cash provided by operations in fiscal year 2005 was mainly attributable to net income of $16.9 million, plus depreciation, amortization and other non-cash items of $9.9 million. Cash used in operations in fiscal year 2004 was attributable to an increase in working capital of $18.6 million, partially offset by net income of $10.9 million plus depreciation, amortization and other non-cash items of $6.0 million.

Our cash flow used in investing activities consists primarily of capital expenditures, the purchase and sale of marketable securities, and acquisitions. In fiscal 2006, we paid $48.4 million to acquire Zen, repaid a contract settlement and a note payable to former owners for $10.3 million, purchased $42 million of marketable securities, and purchased capital assets totaling $8.5 million. We partially offset the cash use with $49.8 million of proceeds from the sale of marketable securities. In fiscal year 2005, we paid $74.0 million for SEI, purchased $42.1 million of marketable securities, and purchased capital assets totaling $2.7 million. We partially offset the cash use with $36.2 million of proceeds from the sale of marketable securities and $8.0 million of former owner payable. In fiscal year 2004, we paid $64.9 million and $29.5 million, respectively, to acquire Matcom and Bridge, purchased $2.1 million of marketable securities, and purchased capital assets totaling $1.2 million. We partially offset the cash use with $11.0 million of proceeds from the sale of marketable securities.

Our cash flow provided by financing activities consists primarily of borrowings under and payments on our credit facility and proceeds from the issuance and exercise of common stock. Cash provided by financing activities for fiscal year 2006 was attributable to proceeds of $40.3 million from the sale of common stock, $30.0 million of proceeds from the issuance of term debt, $7.4 million of proceeds from the exercise of stock options and $2.1 million of income tax benefit from stock option exercises, net of $59.1 million repayment of term debt, payment of debt issuance fees of $0.6 million, and repayments of capital leases of $0.1 million. Cash provided by financing activities for fiscal year 2005 was attributable to proceeds of $100.0 million from the term loan portion of our credit facility and proceeds of $3.7 million from the exercise of stock options. Cash provided by financing activities was partially offset by repayments of borrowings under the line of credit portion of our credit facility of $29.0 million, payment of debt issuance fees of $3.2 million, partial repayment of the term loan portion of our credit facility of $0.8 million, and repayments of capital leases of $0.1 million. Cash provided by financing activities for fiscal year 2004 was attributable to proceeds of $51.2 million from issuance of common stock from our underwritten public common stock offering, proceeds of $30.0 million from the term loan portion of our credit facility, proceeds of $29.0 million from borrowings on the line of credit portion of the credit facility, and proceeds of $0.9 million from the exercise of stock options. Cash provided by financing activities was partially offset by the repayment of $30.0 million for the term loan portion of our credit facility payment of debt issuance fees of $1.2 million, and repayments of capital lease obligations of $0.1 million.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated.

	Fiscal Year
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services	62.9	61.9	63.6
Selling, general and administrative	27.0	28.5	27.4
Depreciation and amortization	0.6	0.5	0.9
Amortization of intangible assets	0.7	0.6	0.2
Total operating expenses	91.2	91.5	92.1
Income from operations	8.8	8.5	7.9
Interest expense	(1.6)	(1.5)	(1.1)
Income before provision for income taxes	7.2	7.0	6.8
Provision for income taxes	2.8	2.7	2.7
Net income	4.4%	4.3%	4.1%

Fiscal year 2006 compared with fiscal year 2005

Revenue.   Substantially all of our revenue is derived from services and solutions provided to the Federal Government, primarily by our employees and, to a lesser extent, our subcontractors. Revenues from work under Federal Government contracts increased 16.6% to $455.3 million from $390.3 million for the same period in 2005. This increase was attributable to the acquisition and integration of Zen in the first quarter of 2006, new contract awards, successful recompetition wins on existing programs and growth within existing programs in our three focus areas: Federal IT Modernization/Mission-Critical Outsourcing, Defense Transformation, and Homeland Defense. Commercial and other revenues decreased 11.6% to $6.7 million in 2006 from $7.6 million in 2005. This decrease was attributable to our continued focus on opportunities for the Federal Government. We expect revenue growth to continue primarily from Federal Government civilian and defense organizations.

Cost of services.   Cost of services includes direct labor and other direct costs, such as materials and subcontracts, incurred to provide our services and solutions to our customers. Generally, changes in cost of services are correlated to changes in revenue as resources are consumed in the production of that revenue. Please note that in our reported financial statements prior to the second quarter ended July 1, 2006, we referred to cost of services as “direct costs”. We expect to use the term cost of services in all future periods. The increase in cost of services from fiscal 2005 to fiscal 2006 was attributable primarily to the increase in revenue. As a percentage of revenue, cost of services were 62.9% for fiscal 2006 as compared to 61.9% for fiscal 2005. Cost of services will continue to increase in conjunction to revenue growth.

Selling, general and administrative expenses.   Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. Please note that in our reported financial statements prior to the second quarter ended July 1, 2006, we referred to selling, general and administrative expenses as “indirect costs”. We expect to use the term selling, general and administrative expenses in all future periods. The increase in selling, general and administrative expenses from fiscal 2005 to fiscal 2006 was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in cost of services as well as the integration of Zen. In fiscal 2006, selling, general and administrative expenses were 27.0% of revenue compared to 28.5% of revenue in fiscal 2005. We believe in future years, indirect costs will continue to grow, but should decrease as a percentage of revenue.

Depreciation and Amortization.   Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements. As a percentage of revenue, depreciation was 0.6% for fiscal 2006 as compared to 0.5% for the same period in fiscal 2005.

Amortization of Intangible Assets.   Amortization of intangible assets includes the amortization of intangible assets acquired in connection with our acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets. Identifiable intangible assets are amortized over their estimated useful lives. Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives. For the fiscal year ended December 30, 2006, we amortized $3.1 million of intangible assets which we capitalized in connection with the acquisitions of Zen, SEI, Bridge and Matcom. For the fiscal year ended December 31, 2005, we amortized $2.3 million of intangible assets which we capitalized in connection with the acquisitions of SEI, Bridge, and Matcom.

Income from operations.   This increase in income from operations from fiscal 2005 to fiscal 2006 was attributable primarily to the increase in revenue. As a percentage of revenue, income from operations was 8.8% for fiscal 2006 as compared to 8.5% in fiscal 2005. We anticipate that this trend of improving operating margins will continue, but we also expect short-term fluctuations in our operating margins from time to time, such as when we incur substantial start-up costs associated with new customer contracts.

Interest expense.   Interest expense is primarily related to interest expense incurred under our outstanding borrowings under our credit facility and, going forward, to a lesser extent, our interest rate swap agreement. The increase in interest expense from fiscal 2005 to fiscal 2006 was attributable primarily to the increased borrowings under our Amended Credit Agreement in connection with the Zen acquisition and the $1.1 million write off of loan origination fees due to the prepayments on the term loan. As a percentage of revenue, interest expense was 1.6% for fiscal 2006 as compared to 1.5% for the same period in fiscal 2005. Interest expense included $1,821,000 and $705,000 of amortization and write-off of deferred financing costs during fiscal years 2006 and 2005, respectively.

Provision for income taxes.   Our effective tax rate is typically greater than the federal statutory rate of 34% due primarily to state income tax rates and certain nondeductible expenses. Our fiscal year 2006 tax provision represents an effective tax rate of 38.9%. Our fiscal 2005 tax provision represents an effective tax rate of 39.3%.

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

Cost of services.   Cost of services includes direct labor and other direct costs, such as materials and subcontracts, incurred to provide our services and solutions to our customers. Generally, changes in cost of services are correlated to changes in revenue as resources are consumed in the production of that revenue. The increase in cost of services from fiscal 2004 to fiscal 2005 was attributable primarily to the increase in revenue. As a percentage of revenue, cost of services were 61.9% for fiscal 2005 as compared to 63.6% for fiscal 2004. Direct costs will continue to increase in conjunction to revenue growth.

Selling, general and administrative expenses.   Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. The increase in selling, general and administrative expenses from fiscal 2004 to fiscal 2005 was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in cost of services. In fiscal 2005, selling, general and administrative expenses were 28.5% of revenue compared to 27.4% of revenue in fiscal 2004. However, we believe in future years, selling, general and administrative expenses will continue to grow, but should decrease as a percentage of sales.

Depreciation and Amortization.   Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements. As a percentage of revenue, depreciation was 0.5% for fiscal 2005 as compared to 0.9% for the same period in fiscal 2004.

Amortization of Intangible Assets.   Amortization of intangible assets includes the amortization of intangible assets acquired in connection with our acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets. Identifiable intangible assets are amortized over their estimated useful lives. Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives. For the fiscal year ended December 31, 2005, we amortized $2.3 million of intangible assets which we capitalized in connection with the acquisitions of Bridge, SEI, and Matcom. For the fiscal year ended December 25, 2004, we amortized $0.6 million of intangible assets which we capitalized in connection with the acquisition of Matcom.

Income from operations.   This increase in income from operations from fiscal 2004 to fiscal 2005 was attributable primarily to the increase in revenue. As a percentage of revenue, income from operations was 8.5% for fiscal 2005 as compared to 7.9% in fiscal 2004. We anticipate continued improvement in our operating margin.

Interest expense.   Interest expense is primarily related to interest expense incurred under our outstanding borrowings under our credit facility and, going forward, to a lesser extent, our interest rate swap agreement. The increase in interest expense from fiscal 2004 to fiscal 2005 was attributable primarily to the borrowing of debt subsequent to the acquisitions of Bridge, SEI and Matcom. As a percentage of revenue, interest expense was 1.5% for fiscal 2005 as compared to 1.1% for the same period in fiscal 2004. We anticipate an increase in interest expense in fiscal year 2006 due to increased borrowings under our Amended Credit Agreement made in connection with the Zen acquisition. Interest expense included $705,000 and $1,000,000 of amortization and write-off of deferred financing costs during fiscal 2005 and fiscal 2004.

Provision for income taxes.   Our effective tax rate is typically greater than the federal statutory rate of 34% due primarily to state income tax rates and certain nondeductible expenses. Our fiscal year 2005 tax provision represents an effective tax rate of 39.3%. Our fiscal 2004 tax provision represents an effective tax rate of 39.5%.

The following table sets forth certain items from our consolidated statements of operations.

	Fiscal Year			Percentage Change
	2006	2005	2004	2006-2005	2005-2004
Revenue	$461,970	$397,919	$262,306	16.1%	51.7%
Cost of services	290,675	246,481	166,774	17.9%	47.8%
Selling, general and administrative	124,847	113,015	71,917	10.5%	57.1%
Depreciation and Amortization	2,692	2,161	2,231	24.6%	(3.1)%
Amortization of Intangible Assets	3,116	2,292	648	36.0%	253.7%
Income from Operations	40,640	33,970	20,736	19.6%	63.8%
Other Income (Expense)	88	12	(1)	633.3%	0.0%
Interest Expense	(7,731)	(6,103)	(2,760)	26.7%	121.1%
Provision for Income Taxes	12,844	10,942	7,098	17.4%	54.2%
Net Income	20,153	16,937	10,877	19.0%	55.7%

Supplemental Quarterly Information

The following table sets forth quarterly unaudited consolidated financial data for the fiscal quarters of 2006 and 2005, expressed in dollars and as a percentage of total revenues for the respective periods. We believe that this unaudited financial information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for each period. All of the fiscal quarters reflected in the following table had thirteen weeks, except for the fourth quarter of fiscal 2005, which had fourteen weeks. Some unevenness of revenue from quarter to quarter exists primarily because of the timing of purchases of materials necessary to perform certain obligations under our C4I2SR contract with U.S. Air Force Space Command.

	Fiscal Year 2006				Fiscal Year 2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(dollars in thousands)
Revenue	$107,232	$119,233	$119,869	$115,636	$83,717	$95,983	$101,775	$116,444
Costs and expenses:
Cost of services	66,609	74,968	77,092	72,006	52,603	58,598	62,743	72,537
Selling, general & administrative	30,546	32,632	30,652	31,017	23,580	27,929	28,723	32,783
Depreciation and amortization	548	673	756	715	551	531	504	575
Amortization of intangible assets	647	823	823	823	457	611	612	612
Total operating expenses	98,350	109,096	109,323	104,561	77,191	87,669	92,582	106,507
Income from operations	8,882	10,137	10,546	11,075	6,526	8,314	9,193	9,937
Other income (expense)	30	(101)	31	128	(99)	14	64	33
Interest expense	(1,782)	(2,693)	(1,720)	(1,536)	(1,097)	(1,659)	(1,690)	(1,657)
Provision for income taxes	2,816	2,901	3,498	3,629	2,106	2,633	2,989	3,214
Net income	$4,314	$4,442	$5,359	$6,038	$3,224	$4,036	$4,578	$5,099
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services	62.1	62.9	64.3	62.3	62.8	61.1	61.6	62.3
Selling, general & administrative	28.5	27.4	25.6	26.8	28.2	29.1	28.2	28.2
Depreciation and amortization	0.5	0.5	0.6	0.6	0.7	0.6	0.5	0.5
Amortization of intangible assets	0.6	0.7	0.7	0.7	0.5	0.6	0.6	0.5
Total operating expenses	91.7	91.5	91.2	90.4	92.2	91.4	90.9	91.5
Income from operations	8.3	8.5	8.8	9.6	7.8	8.6	9.1	8.5
Other income (expense)	0.0	(0.1)	0.0	0.1	(0.1)	0.0	(0.1)	0.0
Interest expense	(1.7)	(2.3)	(1.4)	(1.3)	(1.3)	(1.7)	(1.7)	(1.4)
Provision for income taxes	2.6	2.4	2.9	3.2	2.5	2.7	2.9	2.7
Net income	4.0%	3.7%	4.5%	5.2%	3.9%	4.2%	4.5%	4.4%

Tabular Disclosure of Contractual Obligations

Our contractual obligations as of December 30, 2006 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	1 year	2 - 3 years	4 - 5 years	More than 5 years
Capital Lease	$425	$143	$200	$82	$—
Operating Lease	57,093	9,161	17,481	15,618	14,833
Credit Agreement	70,206	754	1,507	67,945	—
Total	$127,724	$10,058	$19,188	$83,645	$14,833

Purchase obligations related to existing contracts are with the Federal Government and, in the event any contracts are terminated, we would have the ability to submit a termination claim for outstanding purchases.

In connection with our acquisition of Zen, we increased our total long-term debt to approximately $129.3. During the fiscal year ended December 30, 2006, the Company made prepayments and regular quarterly payments totaling $59.0 million of outstanding term debt under the First Amendment, after which the remaining principal balance as of December 30, 2006, was approximately $70.2 million. As a result of the pay down of principal, the Company’s quarterly payment was reduced from $323,125 to $188,404 in consecutive quarterly payments starting from December 29, 2006 through December 30, 2010, and a final payment of approximately $67.2 million on February 9, 2011.

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

Off-Balance Sheet Arrangements

During fiscal year 2006, we were not a party to any off-balance sheet arrangements.

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

Revenue Recognition

The Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated. Revenue is earned under cost reimbursable, time and materials and fixed price contracts.

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

Revenue on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs. For fixed price contracts that are based on unit pricing or level of effort, the Company recognizes revenue for the number of units delivered in any given fiscal period.  For fixed price contracts in which the Company is paid a specific amount to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance.  However, a significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems.  For those contracts that are within scope of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, facts develop that require revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised SFAS No. 123R generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued. The revised SFAS No. 123R requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. All public companies must use either the modified prospective or the modified retrospective transition method.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Due to the use of the modified prospective method, prior interim periods and fiscal years will not reflect any restated amounts. As disclosed in the stock incentive plan section of Note 10, the Company accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The Company issued 171,025 shares of stock options and 32,825 shares of restricted stock during the fiscal year ended December 30, 2006. The stock compensation expense recognized during the fiscal year ended December 30, 2006 was $0.3 million. As of December 30, 2006, the total remaining unrecognized compensation expense related to unvested options and restricted stock awards was $1.8 million and $0.8 million, respectively, which will be recognized over the weighted average period of 3 years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:   We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facility. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. As part of this strategy, we may use interest rate swap arrangements to manage or hedge our interest rate risk. We do not use derivative financial instruments for speculative or trading purposes.

As of December 30, 2006, we had $70.2 million outstanding under our Credit Agreement. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $0.7 million for the twelve months ended December 30, 2006.

Effective February 14, 2006, an interest swap agreement came into effect which reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $30.0 million and, as of December 30, 2006, had a rate ranging from 4.05% to 4.74%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current rate ranging from 7.35% to 7.46%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash.

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

Item 8.   Financial Statements and Supplementary Data:   The consolidated financial statements of SI International, Inc. are submitted on pages F-1 through F-27 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A. Controls and Procedures:

Quarterly Assessment.   We carried out an assessment as of December 30, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

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

Scope of the Assessments.   The assessment by our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and discussions with our Disclosure Control Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective actions, including process improvements, were being undertaken. Management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting.

Our internal control over financial reporting is also assessed on an ongoing basis by management and other personnel in our Accounting and Internal Audit departments. Management’s annual assessment of our internal control over financial reporting is audited by our independent registered public accounting firm. We consider the results of these various assessment activities as we monitor our disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including improvements and corrections) as conditions warrant. Among other matters, management sought in its assessment to determine whether there were any “material weaknesses” in the Company’s internal control over financial reporting, or whether management had identified any acts of fraud involving senior management, management, or other personnel who have a significant role in our internal control over financial reporting. This information was important for management to use in its assessment generally, and also because Section 302 certifications require that our Chief Executive Officer and Chief Financial Officer disclose that information to the Audit Committee of the Board of Directors and to our independent auditors and to report on related matters in this section of the Annual Report on Form 10-K. In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a “control deficiency,” or a combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. Management also sought to deal with other control matters in the assessment, and in each case if a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

Evaluation of Disclosure Controls and Procedures.   As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 30, 2006 the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2006 based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report that is included elsewhere herein.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting for the fiscal year ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.               Other Information:

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the definitive proxy statement of SI International, Inc. for its 2007 annual meeting of stockholders filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules:

(a)           Documents filed as part of this Report

1.                Financial Statements

A.              Report of Independent Registered Public Accounting Firm

B.               Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

C.               Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005

D.              Consolidated Statements of Operations for the fiscal years ended December 30, 2006, December 31, 2005, and December 25, 2004

E.               Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004

F.                Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004

G.             Notes to Consolidated Financial Statements

2.                Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

3.                Exhibits

The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

(b)          Exhibits

See Item 15(a)(3) above

(c)           Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2007.

SI INTERNATIONAL, INC.
By:	/s/ S. Bradford Antle
S. Bradford Antle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date
/s/ S. Bradford Antle	President, Chief Executive Officer and	March 13, 2007
S. Bradford Antle	Director (Principal Executive Officer)
/s/ Thomas E. Dunn	Executive Vice President, Chief Financial	March 13, 2007
Thomas E. Dunn	Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ Ray J. Oleson	Executive Chairman of the Board	March 13, 2007
Ray J. Oleson
/s/ Maureen A. Baginski	Director	March 13, 2007
Maureen A. Baginski
/s/ Charles A. Bowsher	Director	March 13, 2007
Charles A. Bowsher
/s/ James E. Crawford, III	Director	March 13, 2007
James E. Crawford, III
/s/ Walter J. Culver	Director	March 13, 2007
Walter J. Culver
/s/ General R. Thomas Marsh	Director	March 13, 2007
General R. Thomas Marsh (USAF-Ret.)
/s/ General Dennis J. Reimer	Director	March 13, 2007
General Dennis J. Reimer (USA-Ret.)
/s/ Edward H. Sproat	Director	March 13, 2007
Edward H. Sproat
/s/ John P. Stenbit	Director	March 13, 2007
John P. Stenbit

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1

Stock Purchase Agreement among the Company, Zen, and the stockholders of Zen dated February 8, 2006. (filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K/A filed on May 12, 2006 and incorporated by reference.) The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission).

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

10.3	SI International, Inc. 2001 Service Award Stock Option Plan (filed as Exhibit 10.3 to the First Amendment and incorporated herein by reference).
10.4	1998 Stock Option Plan (filed as Exhibit 10.5 to the First Amendment and incorporated herein by reference).
10.5	Non-Qualified Deferred Compensation Plan, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 22, 2006 and incorporated herein by reference).
10.6

Form of SI International, Inc. Stock Option Agreement Evidencing Grant of Stock Options Under the SI International, Inc. 2002 Stock Incentive Plan, Including Notice of Stock Option Grant (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 17, 2006 and incorporated herein by reference).

10.7	Amended and Restated Credit Agreement (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).
10.8	First Amendment to Amended and Restated Credit Agreement (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 and incorporated herein by reference).
10.90	Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.6 to the Third Amendment and incorporated herein by reference).
10.10	Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.8 to the Third Amendment and incorporated herein by reference).
10.11	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference).
10.12	Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.10 to the Third Amendment and incorporated herein by reference).
10.13	Executive Employment Agreement with Leslee H. Gault (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 2, 2006 and incorporated herein by reference).
10.14	Executive Employment Agreement with Harry D. Gatanas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 14, 2005 and incorporated herein by reference).
10.15	Executive Employment Agreement with Marylynn Stowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A on February 2, 2006 and incorporated herein by reference).
10.16	Executive Employment Agreement with P. Michael Becraft (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 24, 2006 and incorporated herein by reference).
10.17

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SI International, Inc.

We have audited the accompanying consolidated balance sheets of SI International, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI International, Inc. and subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SI International, Inc. and its subsidiaries internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 6, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SI International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that SI International, Inc. and subsidiaries (as defined in Note 1) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SI International’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SI International, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SI International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SI International, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 30, 2006, December 31, 2005, and December 25, 2004 and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 6, 2007

SI International, Inc.
Consolidated Balance Sheets
As of December 30 2006 and December 31, 2005
(Amounts in thousands, except share data)

	December 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$19,457	$26,160
Marketable securities	—	7,850
Accounts receivable, net	91,972	93,633
Deferred tax asset	1,408	422
Other current assets	7,219	6,276
Total current assets	120,056	134,341
Property and equipment, net	12,372	5,908
Intangible assets, net	20,418	16,483
Other assets	7,661	5,655
Goodwill	220,626	173,308
Total assets	$381,133	$335,695
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,715	$25,364
Accrued expenses and other current liabilities	28,547	29,674
Note payable—former owner of acquired business	5,839	2,280
Current portion of long-term debt	754	1,000
Total current liabilities	55,855	58,318
Long-term debt, net of current portion	69,452	98,250
Deferred income tax	8,961	5,221
Other long-term liabilities	7,653	6,037
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 12,967,377 and 11,341,222 shares issued and outstanding as of December 30, 2006 and December 31, 2005, respectively	130	114
Additional paid-in capital	184,845	133,843
Accumulated other comprehensive income	172	—
Retained earnings	54,065	33,912
Total stockholders’ equity	239,212	167,869
Total liabilities and stockholders’ equity	$381,133	$335,695

The accompanying notes are an integral part of these consolidated balance sheets.

SI International, Inc.
Consolidated Statements of Operations
For the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004
(Amounts in thousands, except per share data)

	Fiscal Year
	2006	2005	2004
Revenue	$461,970	$397,919	$262,306
Costs and expenses:
Cost of services	290,675	246,481	166,774
Selling, general and administrative	124,847	113,015	71,917
Depreciation and amortization	2,692	2,161	2,231
Amortization of intangible assets	3,116	2,292	648
Total operating expenses	421,330	363,949	241,570
Income from operations	40,640	33,970	20,736
Other income (expense)	88	12	(1)
Interest expense	(7,731)	(6,103)	(2,760)
Income before provision for income taxes	32,997	27,879	17,975
Provision for income taxes	12,844	10,942	7,098
Net income	$20,153	$16,937	$10,877
Earnings per common share:
Basic	$1.61	$1.51	$1.20
Diluted	$1.56	$1.45	$1.14
Basic weighted-average shares outstanding	12,507	11,185	9,041
Diluted weighted-average shares outstanding	12,896	11,690	9,507

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc.
Consolidated Statements of Stockholders’ Equity
For the fiscal years ended December 30, 2006, December 31, 2005, and December 25, 2004
(Amounts in thousands, except share data)

	Stockholders’ equity
	Common stock		Additional paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 27, 2003	8,451,507	$85	$75,704	$(340)	$6,098	$—	$81,547
Exercise of stock options	76,026	1	929	—	—	—	930
Amortization of deferred compensation	—	—	(3)	132	—	—	129
Option exercise tax effect	—	—	348	—	—	—	348
Offering proceeds, net of offering costs	2,520,000	25	51,214	—	—	—	51,239
Net income	—	—	—	—	10,877	—	10,877
Balance, December 25, 2004	11,047,533	$111	$128,192	$(208)	$16,975	$—	$145,070
Exercise of stock options	293,689	3	3,735	—	—	—	3,738
Amortization of deferred compensation	—	—	(12)	136	—	—	124
Stock-based compensation	—	—	415	72	—	—	487
Option exercise tax effect	—	—	1,561	—	—	—	1,561
Other	—	—	(48)	—	—	—	(48)
Net income	—	—	—	—	16,937	—	16,937
Balance, December 31, 2005	11,341,222	$114	$133,843	$—	$33,912	$—	$167,869
Exercise of stock options and vesting of restricted stock	426,155	4	7,360	—	—	—	7,364
Offering proceeds, net of offering costs	1,200,000	12	40,243	—	—	—	40,255
Stock-based compensation	—	—	346	—	—	—	346
Option exercise tax effect	—	—	2,117	—	—	—	2,117
Unrealized gain on interest rate swap	—	—	—	—	—	172	172
Tax reserve adjustment	—	—	936	—	—	—	936
Net income	—	—	—	—	20,153	—	20,153
Balance, December 30, 2006	12,967,377	$130	$184,845	$—	$54,065	$172	$239,212

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc.
Consolidated Statements of Cash Flows
For the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004
(Amounts in thousands)

	Fiscal Year
	2006	2005	2004
Cash flows from operating activities:
Net income	$20,153	$16,937	$10,877
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,692	2,161	2,231
Amortization of intangible assets	3,116	2,292	648
Loss on disposal of fixed assets	25	56	14
Income tax benefit for stock option exercises	—	1,561	348
Stock-based compensation	346	611	132
Deferred income tax provision	2,645	2,493	1,686
Amortization of deferred financing costs and debt discount	2,143	705	1,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	12,361	(14,629)	(16,096)
Other current assets	(534)	(2,684)	116
Other assets	(3,260)	(1,000)	(668)
Accounts payable and accrued expenses	(10,944)	15,421	143
Deferred revenue	2,383	(275)	(3,686)
Other long term liabilities	1,130	2,950	1,600
Net cash provided by (used in) operating activities	32,256	26,599	(1,655)
Cash flows from investing activities:
Purchase of property and equipment	(8,507)	(2,727)	(1,225)
Proceeds from sale of marketable securities	49,850	36,200	11,000
Purchase of marketable securities	(42,000)	(42,050)	(2,050)
Former owner payable	(10,322)	8,041	—
Cash paid for business acquisitions, net of cash assumed	(48,002)	(74,285)	(94,390)
Net cash used in investing activities	(58,981)	(74,821)	(86,665)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	40,255	(48)	51,239
Proceeds from exercise of stock options	7,364	3,738	927
Income tax benefit for stock option exercises	2,117	—	—
Net (repayments) borrowings under line of credit	—	(28,954)	28,954
Payments of debt issuance fees	(552)	(3,238)	(1,202)
Proceeds from long-term debt	30,000	100,000	30,000
Repayments of long-term debt	(59,044)	(750)	(30,000)
Repayments of capital lease obligations	(118)	(120)	(146)
Net cash provided by financing activities	20,022	70,628	79,772
Net change in cash and cash equivalents	(6,703)	22,406	(8,548)
Cash and cash equivalents, beginning of period	26,160	3,754	12,302
Cash and cash equivalents, end of period	$19,457	$26,160	$3,754
Supplemental disclosures of cash flow information:
Cash payments for interest	$6,872	$5,059	$1,857
Cash payments for income taxes	$8,032	$3,593	$6,181
Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$198	$126	$289

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc.
Notes to Consolidated Financial Statements

1. Business:

SI International, Inc. (referred to in these Notes as either the “Company” or “SI International”), was incorporated on October 14, 1998, under the laws of the state of Delaware. The Company is a provider of information technology and network solutions with the Federal Government as a major client. The Company offers a broad spectrum of solutions and services, including design, development, implementation and operations to assist clients in achieving their missions. The Company combines technological and industry experience to provide solutions through service offerings in the areas of program management and acquisition support, integrated solutions development, information security, records management, learning solutions, systems engineering, network solutions and mission-critical outsourcing.

On January 1, 2001, the Company separated its telecommunications operations, which it obtained pursuant to an acquisition in fiscal year 2000, by contributing the net assets of the telecommunications operations to a sister company, SI Telecom. In October 2002, SI Telecom was merged back into SI International, such that SI Telecom became a wholly-owned subsidiary of SI International. On December 15, 2006, SI International merged two of its wholly-owned subsidiaries, SI International Engineering Inc., a Colorado corporation (“Engineering”) and SI International Telecom Corporation, a Delaware corporation (“SI Telecom”), into SI International as part of an internal consolidation of legal entities. The mergers were completed according to an Agreement and Plan of Merger under which Engineering and SI Telecom were merged into SI International, which continues as the surviving corporation.

Since November 12, 2002, our common stock has been publicly traded on the NASDAQ National Market under the symbol “SINT”. The completion of the initial public offering in November of 2002 raised $47.1 million (after offering costs) in equity capital through the sale of 3,850,000 shares of common stock. On October 6, 2004, the Company completed its secondary offering which raised $51.2 million (after offering costs) cash through the sale of 2,520,000 shares of common stock. On April 7, 2006, we raised $40.3 million (after offering costs) through the sale of 1,200,000 shares of common stock.

2. Summary of significant accounting policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its’ wholly and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Reporting periods

The Company’s fiscal year ends on the Saturday closest to, but not falling after, December 31 of that year. All fiscal years presented, excluding 2005, include 52 weeks. Fiscal year 2005 includes 53 weeks. The Company’s quarters end on the Saturday nearest to the applicable quarterly month-end.

Cash and cash equivalents

The Company considers all investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Marketable securities

During fiscal years 2005 and 2006, the Company invested in auction rate securities which are associated with municipal bond offerings. At the end of fiscal year 2005, marketable securities consisted primarily of auction rate securities with final maturity dates ranging from 2024 to 2035. At the end of fiscal 2006, all of the auction rate securities invested in during the fiscal period were sold.

The Company’s marketable securities are classified as available for sale and are recorded at quoted market prices that approximate cost. Both realized and unrealized gains and losses were not material in the fiscal years ended 2006, 2005 and 2004.

Revenue recognition

The Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated. Revenue is earned under cost reimbursable, time and materials and fixed price contracts.

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

Revenue on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs. For fixed price contracts that are based on unit pricing or level of effort, the Company recognizes revenue for the number of units delivered in any given fiscal period.  For fixed price contracts in which the Company is paid a specific amount to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance.  However, a significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems.  For those contracts that are within scope of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, facts develop that require revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Significant customers

Revenue generated from contracts with the Federal Government, both directly and through other prime contractors, accounted for a significant percentage of revenues in the fiscal years 2006, 2005 and 2004.

	% of revenues Fiscal year
	2006	2005	2004
Department of Defense	46.6%	46.9%	52.8%
Federal civilian agencies	51.9	51.2	43.8
Commercial entities	1.5	1.9	3.4
Total revenue	100.0%	100.0%	100.0%

We had only one contract that generated more than 10% of our revenue for fiscal years 2006, 2005 and 2004. For the fiscal year 2006, fiscal year 2005 and fiscal year 2004, revenue from our C4I2SR contract with the U.S. Air Force Space Command represented approximately 21%, 21%, and 17%, respectively, of total revenue.

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

Deferred financing costs

Costs incurred in raising debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Deferred loan costs	$5,527	$4,975
Accumulated amortization	(3,363)	(1,542)
	$2,164	$3,433

During 2006 and 2004, the Company wrote off approximately $1,131,000 and $584,000, respectively, of deferred loan costs related to the prepayments of its term loan. Amortization of deferred financing costs was $690,000, $705,000 and $416,000 in fiscal years 2006, 2005 and 2004, respectively.

Impairment of long-lived assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. The Company believes that no such impairment existed during the fiscal years ended December 30, 2006 and December 31, 2005. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.

Goodwill

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s acquisitions. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. In the years ended December 30, 2006 and

December 31, 2005, the Company completed its annual impairment test of goodwill. The analysis indicated that no impairment of goodwill exists; however, future impairment reviews may result in the recognition of such impairment.

The total amount of goodwill as of December 30, 2006 is $220.6 million, of which $174.4 million is expected to be deductible for income tax purposes.

Intangible assets

Intangible assets consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Contractual customer relationships	$26,336	$19,436
Non-compete agreements	150	—
Total intangible assets	26,486	19,436
Less: accumulated amortization	(6,068)	(2,953)
Intangible assets, net	$20,418	$16,483

Intangible assets from acquisitions, which consist primarily of contractual customer relationships, are amortized utilizing an accelerated method over 6 to 14 years, based on their estimated useful lives. The weighted-average amortization period of total intangible assets as of December 30, 2006, is 6.1 years. Amortization expense is estimated to be $2.9 million, $2.5 million, $2.2 million, $2.2 million and $1.8 million for the years 2007, 2008, 2009, 2010 and 2011, respectively.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, credit facilities, and long-term debt. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at December 30, 2006 and December 31, 2005.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share Based Payment” using the modified prospective transition method. Due to the use of the modified prospective method, prior interim periods and fiscal years will not reflect any restated amounts. The Company accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors in December 2005; thus, the Company had no unvested stock options on January 1, 2006. The Company issued 171,025 shares of stock options in fiscal year 2006. The total stock compensation expense recognized during the fiscal year ended December 30, 2006 was $0.2 million. The total remaining unrecognized compensation expense related to the unvested options as of December 30, 2006 was $1.8 million, which will be recognized over the weighted average period of three years.

The company also issued 32,825 shares of restricted stock awards to directors and employees under its 2002 Amended and Restated Omnibus Stock Incentive Plan during fiscal year 2006. The fair value of the restricted stock awards is determined based on the grant date stock price. The compensation expense for restricted stock awards is recognized on a straight-line basis over the vesting term which is typically five years beginning on the date of grant. The total compensation expense recognized during the fiscal year ended December 30, 2006 was $0.1 million. The total remaining unrecognized compensation expense related to the unvested restricted stock awards as of December 30, 2006 was $0.8 million, which will be recognized over the weighted average period of three years.

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

	Fiscal Year
	2005	2004
Net income—as reported	$16,937	$10,877
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of tax	371	80
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of tax	(10,137)	(1,939)
Net income—Pro forma	$7,171	$9,018
Basic earnings per share—as reported	$1.51	$1.20
Diluted earnings per share—as reported	$1.45	$1.14
Basic earnings per share—Pro forma	$0.64	$1.00
Diluted earnings per share—Pro forma	$0.61	$0.95

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004:

	Fiscal Year
	2006	2005	2004
Risk-free interest rate	4.53-5.07%	3.99-4.39%	4.00%
Expected life of options	5 years	5-7 years	7 years
Expected stock price volatility	38%-44%	45%-50%	55%-60%
Expected dividend yield	0%	0%	0%

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant over the expected term of the option. The expected life of options is derived from the Company’s historical option exercise data. The expected stock price volatility is based on the historical volatility of the Company’s common stock.

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

Earnings per share

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

The following details the computation of net income per common share:

	Fiscal Year
	2006	2005	2004
Net income	$20,153	$16,937	$10,877
Weighted average share calculation:
Basic weighted average shares outstanding	12,507	11,185	9,041
Treasury stock effect of stock options and restricted stocks	389	505	466
Diluted weighted average shares outstanding	12,896	11,690	9,507

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

New accounting pronouncements

SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Due to the use of the modified prospective method, prior interim periods and fiscal years will not reflect any restated amounts. As disclosed in the stock incentive plan section of Note 10, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The Company issued 171,025 shares of stock options and 32,825 shares of restricted stock awards during the fiscal year ended December 30, 2006. The total stock compensation expense recognized for the fiscal period was $0.3 million. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and pro forma earnings per share in the Stock-Based Compensation section of this note to our consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. The adoption of this requirement reduced net operating cash flows and increased net financing cash flows in periods after adoption.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires an entity to recognize the financial statement impact of a tax provision when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of this statement will not have material effect on its financial condition, results of operations or cash flow. The company had recognized interest and penalties related to tax uncertainties as income tax expense and will continue this treatment upon adoption of FIN 48. During the fiscal years ended 2006, 2005 and 2004, the Company recognized immaterial income tax expenses related to interest and penalties for tax uncertainties.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The adoption of SFAS No. 157 is effective January 1, 2008 for the Company. The Company believes that the adoption of this statement will not have a material effect on its financial condition, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires the use of the “rollover” and “iron curtain” approaches when attempting to quantify possible misstatements in the financial statements. If under either approach a misstatement is determined to have a material effect on the financial statements, the financial statements must be adjusted. The Company adopted SAB 108 for the fiscal year ended December 30, 2006. The adoption of this statement did not have a material effect on its financial condition, results of operations or cash flow.

3. Acquisitions:

On February 27, 2006, we completed the purchase of Zen and entered into the first amendment to our amended and restated credit facility with our lenders as more fully set forth in Note 8, Debt. Zen is a provider of critical IT services, specializing in managed network services, information assurance, software development and systems engineering, database and systems administration and IT consulting to various U.S. Government agencies. Pursuant to the terms of the Zen Agreement we acquired all of the outstanding capital stock of Zen for $60 million in cash, of which we are withholding $6 million for 15 months in order to secure post-closing indemnity obligations of the sellers.

Approximately $47.8 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired.

Approximately $6.9 million and $0.2 million of the purchase price have been assigned to the identifiable intangible assets of contractual customer relationships and non-competition agreements, respectively. Each customer relationship, which includes each customer’s contract, is being amortized on an accelerated basis over their remaining useful life of 9 years. The non-compete agreements are being amortized on a straight-line basis over a 3-year period.

The total purchase price paid, including transaction costs of $0.9 million, has been preliminarily allocated as follows (in thousands):

Cash	$2,542
Accounts receivable	10,701
Prepaid expense and other current assets	129
Property and equipment	491
Accounts payable & accrued expenses	(12,240)
Other long term liabilities	(41)
Intangible assets	7,050
Goodwill	47,806
Total consideration	$56,438

On February 9, 2005, we completed the purchase of Shenandoah Electronic Intelligence, Inc. (SEI). SEI is a provider of critical business process outsourcing primarily for the Department of Homeland Security (DHS). SEI’s services include: data and records management; applications processing; file and mail management; analytical support services; and secure optical card processing at one of the largest facilities of its kind. Under the terms of the definitive stock purchase agreement, we acquired SEI for $75 million in cash, subject to certain adjustments totaling approximately $0.6 million. Approximately $52.6 million of the purchase consideration has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired, and approximately $12.2 million of the purchase price has been assigned to identifiable intangible assets of contractual customer relationships. The contractual customer relationships are being amortized on an accelerated basis over their estimated remaining life of 14 years.

On December 20, 2004, the Company completed the purchase of Bridge Corporation, a provider of information technology and information management. Under the terms of the acquisition agreement, the Company acquired Bridge for $30 million, subject to working capital and other adjustments totaling approximately $1.7 million. Of the purchase price, $29.4 million was paid in cash and $2.3 million was paid in June 2006. Approximately $26.2 million of the purchase consideration has been allocated to goodwill, and approximately $2.2 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining life of 6 years.

On January 21, 2004, the Company completed the purchase of MATCOM International Corp., a provider of information technology, systems engineering, logistics, and training. Under the terms of the merger agreement, the Company acquired MATCOM for $65.8 million. Approximately $54.4 million of the purchase consideration has been allocated to goodwill, and approximately $5.0 million of the purchase price has been assigned to identifiable intangible assets on the basis of contractual customer relationships. The contractual customer relationships are being amortized using an accelerated method over their estimated remaining life of 11 years.

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the twelve months ended December 30, 2006 and December 31, 2005 as if the acquisitions of Zen and SEI had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual results that would actually have occurred if the combination had been in effect for the twelve months ended December 30, 2006 and December 31, 2005.

	Twelve Months Ended
	December 30, 2006	December 31, 2005
Revenue	$469,512	$444,935
Net income	$20,209	$17,846
Diluted earnings per share	$1.57	$1.53

In accordance with the purchase accounting, the operations of the MATCOM, Bridge, SEI and Zen have been included in the Company’s statements of operations since the respective dates of acquisition.

SCOT Settlement

On December 7, 2005, the Company settled a prior dispute with a Federal customer, resulting in the Company receiving payment of $10.8 million on December 27, 2005.  Components of this payment are as follows (in thousands):

Settlement proceeds paid to the former Shenandoah Electronic Intelligence, Inc. (SEI) selling stockholder in accordance with the terms of the February 5, 2005 acquisition agreement	$8,049
Goodwill in accordance with SFAS 141 which addresses accounting for such pre-acquisition contingencies	881
Incentive payment to employees in accordance with the terms of the contract	533
Revenue associated with post-acquisition services	1,339
Total amount received	$10,802

4. Accounts receivable:

Accounts receivable consists of the following (in thousands):

	December 30, 2006	December 31, 2005
Billed accounts receivable	$46,540	$47,939
Unbilled accounts receivable:
Currently billable	41,192	40,094
Unbilled retainages and milestones payments expected to be billed within the next 12 months	5,609	5,546
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates (see Note 9)	136	1,563
Total unbilled accounts receivable	46,937	47,203
Allowance for doubtful accounts	(1,505)	(1,509)
Accounts receivable, net	$91,972	$93,633

The currently billable amounts included as unbilled accounts receivable as of December 30, 2006 and December 31, 2005 represent amounts which are billed during the first quarter of the subsequent year. They are billings for services rendered prior to year-end, which are billed once necessary billing data has been collected and an invoice produced.

5. Property and equipment:

Property and equipment consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Computers and equipment	$11,899	$8,691
Software	2,972	2,623
Furniture and fixtures	5,072	2,356
Leasehold improvements	4,257	1,581
	24,200	15,251
Less—Accumulated depreciation and amortization	(11,828)	(9,343)
	$12,372	$5,908

Property and equipment includes assets financed under capital lease obligations of approximately $341,000 and $273,000, net of accumulated depreciation, as of December 30, 2006 and December 31, 2005, respectively. The increase in the value of Property and Equipment is primarily related to the furnishings in our new Colorado Springs Campus—a 121,888 square foot facility that replaces two other locations nearby.

6. Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Accrued vacation	$7,068	$6,183
Accrued compensation	10,349	9,638
Accrued bonus	4,413	6,755
Other accrued liabilities	6,717	7,098
Accrued expenses and other current liabilities	$28,547	$29,674

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

The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows (in thousands):

	December 30, 2006	December 31, 2005
Deferred tax assets (liabilities):
Accounts payable and accrued expenses	$1,981	$1,969
Allowance for doubtful accounts	156	623
Net operating loss	222	796
Deferred rent	873	794
Lease payable	—	312
Deferred compensation	1,565	861
Stock compensation	529	395
Deferred revenue	770	—
Total deferred tax asset	6,096	5,750
Prepaid expenses	(32)	(13)
Intangible assets	(11,372)	(7,646)
Unbilled revenue	(810)	(2,470)
Depreciation and amortization	(473)	(420)
Deferred Costs	(832)	—
Other	(130)	—
Total deferred tax liability	(13,649)	(10,549)
Net deferred tax liability	$(7,553)	$(4,799)

As discussed above  SI Telecom was merged into the Company. SI Telecom had approximately $570,224 in net operating loss carryforwards as of December 30, 2006, which will be used to offset income generated by the Company. These operating loss carryforwards will expire in 2021. Management believes that  it is more likely than not that these net operating loss carryforwards will be benefited on a future tax return and therefore no valuation allowance was required.

The provision for income taxes consists of the following (in thousands):

	Fiscal year
	2006	2005	2004
Current provision:
Federal	$8,587	$7,100	$4,472
State	1,612	1,349	940
Deferred provision:
Federal	2,228	2,269	1,490
State	417	224	196
Provision for income taxes	$12,844	$10,942	$7,098

A reconciliation of income taxes at the Federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	2006	2005	2004
Income taxes at the Federal statutory income tax rate	$11,549	$9,757	$6,291
State income taxes, net of Federal benefit	1,317	1,090	738
Other, net	(22)	95	69
Provision for income taxes	$12,844	$10,942	$7,098

8. Debt:

Debt consists of the following (in thousands):

	December 30, 2006	December 31, 2005
Credit facilities:
Line of credit bears interest at LIBOR plus 200 to 275 base points or a specified base rate plus 100 to 175 basis points, interest due monthly, principal due February 9, 2010	$—	$—
Term loan, pursuant to the First Amendment, as of December 30, 2006 bears interest at LIBOR plus 200 basis points or a specified base rate plus 100 basis points, with seventeen consecutive quarterly principal and interest payments of $188,404 starting on December 29, 2006, with the unpaid principal and interest of approximately $67.2 million due on February 9, 2011	70,206	99,250
Total debt*	$70,206	$99,250

*                    Excludes debt of approximately $6.0 million (including imputed interest) payable as of December 30, 2006 in connection with the acquisition of Zen; and $2.3 million  payable as of December 31, 2005 (but paid in June 2006) in connection with the Bridge acquisition.

Since 2002, the Company has maintained a credit facility with Wachovia Bank, N.A. acting as Administration Agent for a consortium of lenders. The credit facility has been amended from time to time when the Company has made acquisitions. The credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock.

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

On February 27, 2006, contemporaneously with the closing of our acquisition of Zen, we entered into a First Amendment to the Credit Agreement (the “First Amendment”). The Credit Agreement, as amended by the First Amendment, is referred to herein as the “Amended Credit Agreement”. The Company had approximately $129.3 million of outstanding debt under its First Amendment on February 27, 2006 following the closing of our acquisition of Zen. The outstanding balance as of December 30, 2006 was approximately $70.2 million. As with the previous credit facilities, we are required to maintain compliance with financial and non-financial covenants including, maintaining certain leverage and fixed charge ratios, as well as certain annual limits on our capital expenditures. The First Amendment amended the leverage ratio that requires us to maintain a ratio of funded debt to consolidated EBITDA for such period as follows:

Period	New Maximum Ratio	Prior Maximum Ratio
July 1, 2006 through fiscal quarter ending June 29, 2007	3.50 to 1.00	3.25 to 1.00
June 30, 2007 through fiscal quarter ending June 27, 2008	3.00 to 1.00	3.00 to 1.00
June 28, 2008 and thereafter	2.75 to 1.00	2.75 to 1.00

These ratios will be calculated in accordance with the definitions and terms contained in the Amended Credit Agreement, which may be different than calculations pursuant to GAAP. At December 30, 2006, the Company was in compliance with its debt covenants.

In connection with the Credit Agreement, the Company incurred approximately $3.2 million financing costs. With respect to the First Amendment, the Company incurred approximately $0.6 million in financing costs. Such costs associated with the Credit Agreement were capitalized as deferred financing costs on the balance sheet and amortized over the six year term of the Credit Agreement. Such costs associated with the First Amendment are being amortized over the five year term of the First Amendment.

At the time the Company borrows funds from either of the loan facilities under the Amended Credit Agreement, it may choose from two interest rate options. The Company may elect to have the borrowings bear interest at floating rates equal to LIBOR plus a spread ranging from 200 to 270 basis points or an alternative base rate plus a spread ranging from 100 to 175 basis points. Under either the LIBOR or alternative base rate option, the exact interest rate spread will be determined based upon the Company’s leverage ratio as defined in the Amended Credit Agreement.

During the fiscal year ended December 30, 2006, the Company made prepayments and regular quarterly payments totaling $59.0 million of outstanding term debt under the First Amendment, after which the remaining principal balance as of December 30, 2006, was approximately $70.2 million. As a result of the pay down of principal, the Company’s quarterly payment was reduced from $323,125 to $188,404 in consecutive quarterly payments starting from December 29, 2006 through December 30, 2010, with a final payment of approximately $67.2 million on February 9, 2011. The amount of deferred loan origination fees written off in connection with the pay down in the fiscal year ended December 30, 2006 was $1.1 million.

The annual maturities of long-term debt as of December 30, 2006 are as follows (in thousands):

Fiscal year	Maturity
2007	$754
2008	754
2009	754
2010	754
2011	67,190
Thereafter	—
Total long-term debt	70,206

The Company also had a note payable outstanding in the amount of $2.3 million as of December 31, 2005, which was paid in June 2006 for the acquisition of Bridge, and has a note payable with a face value of $6.0 million including imputed interest as of December 30, 2006, payable in May 2007 for the acquisition of Zen.

9. Commitments and contingencies:

Leases

As of December 30, 2006, the Company has noncancelable operating leases, primarily for real estate, that expire over the next ten years. Rental expense during fiscal years 2006, 2005 and 2004 was approximately $9.4 million, $8.1 million, and $6.6 million, respectively.

Future minimum lease payments under noncancelable operating and capital leases as of December 30, 2006 are as follows (in thousands):

Fiscal year	Capital	Operating
2007	$143	$9,161
2008	121	8,780
2009	79	8,701
2010	67	8,508
2011	15	7,110
Thereafter	—	14,833
Total minimum lease payments	425	$57,093
Less—Interest element of payment	(53)
Present value of future minimum lease payments	372
Current portion	115
Long-term capital lease	$257

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

The SEI acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date. Subsequent to the closing date, we received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date. The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by us for this post-closing payment. We believe that, in accordance with GAAP, the SEI selling stockholders should not receive the benefit of the post-closing payment. In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution. We anticipate that this matter will be resolved before the end of 2007.

In June 2006, the Company, through one of its subsidiaries, was awarded a judgment, after a trial before a judge, in a lawsuit filed in the Circuit Court of Fairfax County, Virginia against National Technologies Associates, Inc. (“NTA”) in the amount of $841,612. The Company’s claims arose out of the

Company’s allegation that NTA breached a contract which obligated NTA to subcontract certain work to the Company’s subsidiary. The Company did not record the judgment because NTA filed a motion for reconsideration before the trial court. The trial court judge granted NTA’s motion for reconsideration, thereby overturning the judge’s original ruling. The Company has filed a petition with the Virginia Supreme Court requesting that it agree to hear an appeal of the trial court’s final judgment. The Company cannot presently determine the ultimate outcome of the matter.

10. Stockholders’ equity:

Common stock

In November 2002, the Company completed its initial public offering. The Company issued 3,850,000 shares of common stock for total net proceeds of approximately $47.1 million. In October 2004, the Company and affiliates of Frontenac, one of the Company’s investors, sold an aggregate of 3,200,000 shares of the Company’s common stock in an underwritten public offering priced at $21.85 per share. Of the 3,200,000 shares offered, 2,200,000 shares were sold by the Company and 1,000,000 shares were sold by the selling stockholders. The Company did not receive any of the proceeds from the sale of common stock by the selling stockholders. The Company also granted the underwriters an option to purchase up to 320,000 shares solely to cover over-allotments, which the underwriters exercised. In connection with this offering, the Company received approximately $51.2 million in net proceeds, which was primarily used to pay off $27.0 million of term loan borrowings and $16.0 million of borrowings under the revolving line of credit.

On April 7, 2006, we issued 1,200,000 shares of common stock in an underwritten public offering at an initial price to the public of $34.00 per share under our shelf registration statement on Form S-3 (No. 333-113827) declared effective by the SEC on May 21, 2004. Net sale proceeds to the Company, after deducting underwriting discounts and commissions, but before other expenses relating to the sale, totaled approximately $40.3 million. The Company used the net proceeds from the sale together with cash on hand to pay down outstanding term debt under the First Amendment.

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

On December 13, 2005, the Board of Directors approved the accelerated vesting of unvested stock options previously awarded to employees, officers and directors as of December 7, 2005 in light of new accounting regulations that were to come into effect January 1, 2006. Based on SFAS No. 123R, the Board took the action to accelerate the unvested stock options with the belief that it is in the best interest of stockholders, as it will reduce the Company’s reported compensation expense in future periods. The acceleration generated compensation expense of approximately $0.4 million determined under the intrinsic value method.

The Company’s option activity and price information for the three-year period ended December 30, 2006 is as follows:

	Options	Shares exercisable	Weighted-average exercise price
Balance, December 27, 2003	1,051,053		$13.18
Options exercisable at December 27, 2003		275,699	12.47
2004 grants	551,285		18.00
2004 exercises	(76,026)		(12.24)
2004 forfeitures	(121,055)		(15.44)
Balance, December 25, 2004	1,405,257		$14.93
Options exercisable at December 25, 2004		546,646	13.40
2005 grants	687,097		28.19
2005 exercises	(293,689)		(12.73)
2005 forfeitures	(47,728)		(18.00)
Balance, December 31, 2005	1,750,937		$20.29
Options exercisable at December 31, 2005		1,750,937
2006 grants	171,025		29.25
2006 exercises	(425,530)		(17.33)
2006 forfeitures	(28,127)		(27.76)
Balance, December 30, 2006	1,468,305		$22.33
Options exercisable at December 30, 2006		1,302,055	21.46

The following table shows the number of options outstanding, the weighted average exercise price, the weighted average remaining life, and the options exercisable for each range of exercise prices of options outstanding at December 30, 2006.

	Range of Exercise Price	Number of Options Outstanding	Weighted Avg. Exercise Price	Weighted Average Remaining Life	Options Exercisable	Weighted Avg. Exercise Price
	$ 1.58 – 9.27	42,682	$8.97	2.6	42,682	$8.97
	$ 10.81 – 14.00	340,388	$13.79	5.9	340,388	$13.79
	$ 16.40 – 19.26	286,323	$16.50	7.0	286,323	$16.50
	$ 20.55 – 26.60	173,522	$25.90	8.0	173,522	$25.90
	$ 26.80 – 29.87	441,693	$28.31	8.6	301,068	$28.16
	$ 30.46 – 32.83	183,175	$31.09	8.9	157,550	$30.94
	$556.26	522	$556.26	1.0	522	$556.26
Total		1,468,305	$22.33	7.5	1,302,055	$21.46

Each stock option grant establishes the vesting schedule applicable to the grant. The weighted-average remaining contractual life of the stock options outstanding and exercisable as of December 30, 2006 was 7.2 years with the maximum contractual term of 10 years. The weighted-average remaining contractual life of the stock options outstanding and exercisable as of December 31, 2005 was 7.8 years.

The weighted-average grant-date fair value of options granted during the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 was $12.75, $14.50 and $13.28 respectively. The total intrinsic value of options exercised during the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 was $6.4 million, $4.9 million and $1.0 million, respectively. The total intrinsic value of options outstanding and exercisable as of December 30, 2006 was $15.5 million and $14.9 million, respectively.

Prior to fiscal 2006, the Company’s stock incentive plan consisted principally of stock options. During fiscal 2006, the Company revised its stock incentive arrangement to provide restricted stock awards to directors and employees.

A summary of non-vested stock options and restricted awards under the plan as of December 30, 2006, is presented below:

	Stock options	Weighted average fair value	Restricted awards	Weighted average fair value
Non-vested shares outstanding at December 31, 2005	—	$—	—	$—
Granted	171,025	12.75	32,825	29.04
Vested	(4,775)	12.75	(625)	32.00
Forfeited	—	—	—	—
Non-vested shares outstanding at December 30, 2006	166,250	$12.75	32,200	$28.98

During its fiscal year ended 2001 and continuing into the fiscal year ended 2002, the Company issued options with exercise prices which were less than the fair value of SI International’s common stock at the date of option grant. Total deferred compensation related to these option grants was $518,000 for the fiscal year ended December 28, 2002 and $142,000 for the fiscal year ended December 29, 2001. This deferred compensation was amortized to expense over the related option’s vesting period. Such non-cash stock-based compensation expense totaled $196,000 in fiscal year 2005, $132,000 in fiscal year 2004, and $132,000 in fiscal year 2003.

Stock repurchase program

During the company’s Board of Directors meeting on December 6, 2005, the Board authorized the repurchase of up to 300,000 shares of its common stock up to an aggregate maximum dollar amount of $8 million. The Company has approximately 13.0 million shares outstanding as of December 30, 2006. Timing and volume of any purchases will be guided by management’s assessment of market conditions, securities law limitations, the number of shares of common stock outstanding, and alternative, potentially higher value uses for cash resources. The repurchase plan may be suspended or discontinued at any time without prior notice.

11. Retirement plans:

SI International has a defined contribution 401(k) Retirement/Savings Plan (the Plan) to provide retirement benefits for all eligible employees of the Company. Employees are eligible to participate in the Plan beginning on the first of the month following the start of employment and attainment of age 21. Under the Plan, eligible employees may contribute from 1% to 15% of pre-tax compensation. The Plan also allows for after-tax contribution up to 5% of compensation. The Company makes an annual matching contribution and, at its discretion, may make an annual profit-sharing contribution. For fiscal years 2006 and 2004, there was no profit-sharing contribution made to the Plan by the Company. A profit-sharing contribution of $1.0 million was made by the Company for fiscal year 2005. The Company’s matching contribution to the Plan for fiscal years 2006, 2005 and 2004 was approximately $2.1 million, $1.8 million, and $1.1 million.

13. Interim financial data (unaudited)

	Fiscal Year 2006				Fiscal Year 2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(dollars in thousands)
Revenue	$107,232	$119,233	$119,869	$115,636	$83,717	$95,983	$101,775	$116,444
Income from operations	8,882	10,137	10,546	11,075	6,526	8,314	9,193	9,937
Net income	$4,314	$4,442	$5,359	$6,038	$3,224	$4,036	$4,578	$5,099
Basic net income per share	$0.38	$0.35	$0.42	$0.47	$0.29	$0.36	$0.41	$0.45
Diluted net income per share	$0.36	$0.34	$0.41	$0.45	$0.28	$0.35	$0.39	$0.43

SI International, Inc. and Subsidiaries
(See Note 1 to Consolidated Financial Statements)
Schedule II—Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Acquired in business combinations	Deductions	Balance at end of period
For the fiscal year ended December 28, 2002
Deducted from assets accounts:
Allowance for doubtful accounts	630	472	—	6	1,096
For the fiscal year ended December 27, 2003
Deducted from assets accounts:
Allowance for doubtful accounts	1,096	144	—	—	1,240
For the fiscal year ended December 25, 2004
Deducted from assets accounts:
Allowance for doubtful accounts	1,240	—	—	96	1,144
For the fiscal year ended December 31, 2005
Deducted from assets accounts:
Allowance for doubtful accounts	1,144	52	1,106	793	1,509
For the fiscal year ended December 30, 2006
Deducted from assets accounts:
Allowance for doubtful accounts	1,509	—	—	4	1,505