Form 10-Q
period 2007-03-31
SI INTERNATIONAL INC
filed 2007-05-09
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007

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

As of May 1, 2007, we had 13,106,742 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I:  FINANCIAL INFORMATION

Item 1.                          Financial Statements

SI International, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31, 2007	December 30, 2006
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$6,000	$19,457
Marketable securities	5,000	—
Accounts receivable, net	97,498	91,972
Other current assets	11,086	8,627
Total current assets	119,584	120,056
Property and equipment, net	13,491	12,372
Intangible assets, net	19,670	20,418
Other assets	10,453	7,661
Goodwill	220,565	220,626
Total assets	$383,763	$381,133

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	754	754
Note payable — former owner of acquired business	5,936	5,839
Accounts payable	23,196	20,715
Accrued expenses and other current liabilities	23,200	28,547
Total current liabilities	53,086	55,855
Long-term debt, net of current portion	69,264	69,452
Deferred income tax, net	8,855	8,961
Other long-term liabilities	7,870	7,653
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 13,004,259 and 12,967,377 shares issued and outstanding as of March 31, 2007 and December 30, 2006, respectively	130	130
Additional paid-in capital	185,628	184,845
Accumulated other comprehensive income	131	172
Retained earnings	58,799	54,065
Total stockholders’ equity	244,688	239,212
Total liabilities and stockholders’ equity	$383,763	$381,133

See accompanying notes

SI International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
Unaudited

	Three Months Ended
	March 31, 2006	April 1, 2006
Revenue	$113,700	$107,232
Costs and expenses:
Cost of services	70,892	66,609
Selling, general and administrative	32,139	30,546
Depreciation and amortization	794	548
Amortization of intangible assets	748	647
Total operating expenses	104,573	98,350

Income from operations	9,127	8,882
Other income	71	30
Interest expense	(1,397)	(1,782)
Income before provision for income taxes	7,801	7,130
Provision for income taxes	3,067	2,816
Net income	$4,734	$4,314

Earnings per common share:
Basic	$0.36	$0.38
Diluted	$0.36	$0.36
Basic weighted-average shares outstanding	12,977	11,422
Diluted weighted-average shares outstanding	13,252	11,899

See accompanying notes

SI International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)
Unaudited

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$4,734	$4,314
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	794	548
Amortization of intangible assets	748	647
Stock-based compensation	203	—
Loss on disposal of fixed assets	35	—
Amortization of deferred financing costs	249	194
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(5,525)	14,465
Other current assets	(2,590)	(4,546)
Other assets	(2,938)	(1,218)
Accounts payable and accrued expenses	(2,712)	(16,734)
Other long term liabilities	153	2,235
Net cash used in operating activities	(6,849)	(95)
Cash flows from investing activities:
Purchase of property and equipment	(1,955)	(461)
Proceeds from sale of marketable securities	23,000	7,850
Purchase of marketable securities	(28,000)	—
Former owner payable	—	(8,042)
Cash paid for business acquisitions, net of cash assumed	(23)	(45,943)
Net cash used in investing activities	(6,978)	(46,596)
Cash flows from financing activities:
Proceeds from exercise of stock options	581	3,734
Income tax benefit for stock option exercises	—	880
Proceeds from long-term debt	—	30,000
Repayments of long-term debt	(188)	(323)
Payments of debt issuance costs	—	(476)
Repayments of capital lease obligations	(23)	(28)
Net cash provided by financing activities	370	33,787
Net change in cash and cash equivalents	(13,457)	(12,904)
Cash and cash equivalents, beginning of period	19,457	26,160
Cash and cash equivalents, end of period	$6,000	$13,256
Supplemental disclosures of cash flow information:
Cash payments for interest	$1,454	$1,791
Cash payments for income taxes	$2,369	$1,915

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements
(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 28, 2007.  For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K for the year ended December 30, 2006.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

2.             Summary of significant accounting policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.   All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

As a result of this policy, we ended our first quarter on March 31, 2007 to provide us with a 13 week quarter.

Cash and cash equivalents

We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Marketable securities

During the quarters ended March 31, 2007 and April 1, 2006, the Company invested in municipal auction rate securities. The Company’s marketable securities are classified as available for sale and are recorded at quoted market prices that approximate cost.  All auction rate securities purchased during fiscal year 2006 were sold at the end of the year.  As of March 31, 2007, marketable securities consisted primarily of municipal auction rate securities with final maturity dates ranging from 2024 to 2036.  Both realized and unrealized gains and losses were not material in the quarters ended March 31, 2007 and April 1, 2006.

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, facts develop that require management to revise its estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

The allowability of certain costs under government contracts is subject to audit by the government.  Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs.  Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Significant customers

Revenue generated from contracts with the Federal government or prime contractors doing business with the Federal government accounted for a significant percent of revenues in the fiscal quarters ending March 31, 2007 and April 1, 2006.

	Three Months Ended
	March 31, 2007	April 1, 2006

Department of Defense	44.9%	48.0%
Federal civilian agencies	53.4	50.2
Commercial entities	1.7	1.8

Total revenue	100.0%	100.0%

For the three months ended March 31, 2007 and April 1, 2006, we had one contract vehicle that generated more than 10% of our revenue.  That contract is our Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance contract vehicle (C4I2TSR), which is an ID/IQ contract vehicle administered and primarily used by the U.S. Air Force Space Command, however, it is also available for use by different Federal Government agencies.  As there are projects issued under C4I2TSR for different customers, we assign and report revenue generated from any task order to the appropriate Company business unit.  Under this approach, for the three months ended March 31, 2007 and April 1, 2006, our C4I2TSR contract vehicle represented approximately 20.1% and 22.1% of our revenue, respectively.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Deferred loan costs	$5,527	$5,527
Accumulated amortization	(3,515)	(3,363)
	$2,012	$2,164

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at March 31, 2007 and December 30, 2006.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R using the modified prospective transition method, which required the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized as an expense on a straight-line basis over the service periods of each award.   The Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The total stock compensation expense recognized for stock options and restricted stock awards during the quarter ended March 31, 2007 was $0.2 million. The total remaining unrecognized compensation expense related to the unvested options and restricted stock awards as of March 31, 2007 was $3.2 million and $2.5 million, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal periods ended March 31, 2007 and April 1, 2006:

	Fiscal Year
	March 31, 2007	April 1, 2006
Risk-free interest rate	4.48%	4.72%
Expected life of options	5 years	5 years
Expected stock price volatility	36%	44%
Expected dividend yield	0%	0%

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

The following details the computation of net income per common share (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006

Net Income – Basic and Diluted	$4,734	$4,314

Weighted-average share calculation:

Basic weighted-average shares outstanding	12,977	11,422
Treasury stock effect of stock options	275	477
Diluted weighted average shares outstanding	13,252	11,899

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year.

New accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”.  FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company believes that its income tax filing positions will be sustained on audit and does not anticipate any adjustments that will result in a material effect on its financial position, results of operations or cash flows. Therefore, no reserves for uncertain income tax position have been recorded. The Company had recognized interest and penalties related to tax uncertainties as income tax expense and will continue this treatment upon adoption of FIN 48.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2003 through 2006 tax years. State income tax returns are subject to examination for a period of three to six years after filing.

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

3.           Accounts receivable:

Accounts receivable consists of the following (in thousands):

	March 31, 2007	December 30, 2006

Billed accounts receivable	$48,460	$46,540
Unbilled accounts receivable:
Currently billable	46,948	41,192
Unbilled retainages and milestone paymentsexpected to be billed within the next 12 months	3,410	5,609
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	185	136
Total unbilled accounts receivable	50,543	46,937
Allowance for doubtful accounts	(1,505)	(1,505)
Accounts receivable, net	$97,498	$91,972

The currently billable amounts included as unbilled accounts receivable as of March 31, 2007 represent amounts that are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

4.             Property and equipment:

Property and equipment consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Computers and equipment	$11,944	$11,899
Software	4,012	2,972
Furniture and fixtures	5,422	5,072
Leasehold improvements	4,721	4,257
	26,099	24,200
Less—Accumulated depreciation and amortization	(12,608)	(11,828)
Property and equipment, net	$13,491	$12,372

Property and equipment includes assets financed under capital lease obligations of approximately $311,000 and $341,000, net of accumulated amortization, as of March 31, 2007 and December 30, 2006, respectively.

5.             Intangible assets

Intangible assets consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Contractual customer relationships	$26,336	$26,336
Non-compete agreements	150	150
Total intangible assets	26,486	26,486
Less: Accumulated amortization	(6,816)	(6,068)
Intangible assets, net	$19,670	$20,418

Intangible assets from acquisitions, which consist primarily of contractual customer relationships, are amortized utilizing an accelerated method over 6 to 14 years, based on their estimated useful lives. The weighted-average amortization period of total intangible assets as of March 31, 2007, is 5.8 years. Amortization expense is estimated to be $2.9 million, $2.5 million, $2.2 million, $2.2 million and $1.8 million for the years 2007, 2008, 2009, 2010 and 2011, respectively.

6.             Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Accrued vacation	$7,878	$7,068
Accrued compensation	7,715	10,349
Accrued bonus	391	4,413
Other accrued liabilities	7,216	6,717
Accrued expenses and other current liabilities	$23,200	$28,547

7.             Debt:

Debt consists of the following (in thousands):

	March 31, 2007	December 30, 2006
Credit facilities:
Line of credit bears interest at LIBOR plus 200 to 275 base points or a specified base rate plus 100 to 175 basis points, interest due monthly, principal due February 9, 2010	$—	$—
Term loan, as of March 31, 2007 bears interest at LIBOR plus 200 basis points or a specified base rate plus 100 basis points, with twenty-one consecutive quarterly principal and interest payments of $188,404 starting on December 29, 2006, with the unpaid principal of $67.2 million payment due on February 9, 2011	70,017	70,206
Total debt	$70,017	$70,206

Since 2002, the Company has maintained a credit facility with Wachovia Bank, National Association (“Wachovia Bank”)  acting as Administration Agent for a consortium of lenders.  The credit facility has been amended from time to time when the Company has made acquisitions.  The credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock.

On February 9, 2005, contemporaneously with the closing of our acquisition of Shenandoah Electronic Intelligence, Inc., or SEI, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) which increased its borrowing capacity to $160 million., comprised of a $60 million five-year revolving credit facility and a $100 million six-year term loan facility.    On February 27, 2006, contemporaneously with our closing the acquisition of Zen Technology, Inc. or Zen, a Virginia corporation, we entered into a First Amendment to the Amended and Restated Credit Agreement, or First Amendment, with a syndicate of lenders, including Wachovia Bank which continues to act as administrative agent (collectively, the Amended and Restated Credit Agreement and the First Amendment shall be known as the “Amended Credit Agreement”).  The Company had approximately $129.3 million of outstanding debt under our First Amendment on February 27, 2006 following the closing of our acquisition of Zen.  However, as of March 31, 2007, we had approximately $70.0 million of debt outstanding under the term loan portion of our Amended Credit Agreement, and no borrowings outstanding under the line of credit portion of our Amended Credit Agreement.

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

The Company also has a note payable in the amount of $6.0 million, to be paid in May 2007 for the acquisition of Zen.

8.             Commitments and contingencies:

Leases

As of March 31, 2007, the Company has noncancelable operating leases, primarily for real estate, that expire over the next ten years.   Rental expense during the quarter ended March 31, 2007 was approximately $2.2 million, compared to rental expense of approximately $2.1 million during the quarter ended April 1, 2006.

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

Litigation and claims

The Company is a party to litigation and legal proceedings that management believes to be a part of the ordinary course of our business. While we cannot predict the ultimate outcome of these matters, we currently believe that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position. We may become involved in other legal and governmental, administrative or contractual proceedings in the future.

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

A summary of option activity under the plan as of March 31, 2007, is presented below:

	Options	Shares exercisable	Weighted-average exercise price
Outstanding at December 30, 2006	1,468,305		$22.33
2007 grants	113,500		28.22
2007 exercises	(36,882)		15.73
2007 forfeitures	(6,481)		28.19
Balance, March 31, 2007	1,538,442		$22.90
Options exercisable at March 31, 2007		1,263,067	$21.62

Prior to fiscal 2006, awards under the Company’s stock incentive plan consisted principally of stock options.  During fiscal 2006, the Company revised its stock incentive arrangement to provide restricted stock awards to directors and executives. The stock awards granted during fiscal 2006 were generally vested ratably over a period of four or five years. During fiscal 2007, the Company revised its stock incentive arrangement to issue restricted stock awards that will be fully vested only if the Company meets certain revenue target determined by the Board of Directors.

A summary of restricted awards activity under the plan as of March 31, 2007, is presented below:

	Shares	Weighted-average fair value
Non-vested shares outstanding at December 30, 2006	32,200	$28.98
2007 grants	69,200	28.32
2007 vests	—	—
2007 forfeitures	(625)	28.61
Non-vested shares outstanding at March 31, 2007	100,775	$28.53

Stock repurchase program

During the Company’s Board of Directors meeting on December 6, 2005, the Board authorized the repurchase of up to 300,000 shares of its common stock up to an aggregate maximum dollar amount of $8 million.  The Company had approximately 13.0 million shares outstanding as of March 31, 2007.  Timing and volume of any purchases will be guided by management’s assessment of market conditions, securities law limitations, the number of shares of common stock outstanding, and alternative, potentially higher value uses for cash resources.  The repurchase plan may be suspended or discontinued at any time without prior notice.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward- looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below, elsewhere in this Form 10-Q and in the section entitled “Risk Factors” in our Form 10-K  for the fiscal year ended December 30, 2006.   You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q.

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year.  Typically, fiscal quarters also end on the Saturday nearest, but not falling after, the end of the calendar quarter.  However, in order to ensure that the fiscal quarters presented in this Form 10-Q include 13 weeks, we ended the first quarter on Saturday, March 31, 2007.   Similarly, we will end future fiscal quarters on the Saturday which provides us with a 13 week quarter to compare with the previous year’s quarterly results even if that Saturday falls after the end of the calendar quarter.  As a result, our fiscal year may be comprised of 52 or 53 weeks.

References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

Overview

We are, first and foremost, a provider of information technology and network solutions (IT) to the Federal Government. Our clients include the U.S. Air Force, U.S. Army, U.S. Navy, Department of State, Department of Homeland Security, Department of Energy, Department of Agriculture, Missile Defense Agency, National Institutes of Health, Federal Retirement Thrift Investment Board, National Guard Bureau, and the Intelligence community. We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, which assist our clients in achieving mission success. We believe that our company is distinguishable from our peers within the federal IT sector in several important respects.

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

For the fiscal quarters ended March 31, 2007 and April 1, 2006, we received 98.3% and 98.2%, respectively, of our revenues from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors, and 1.7% and 1.8%, respectively, of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the DoD includes revenue generated from work performed under engagements for both the DoD and the Intelligence community.

	Three Months Ended
	March 31, 2007	April 1, 2006

Department of Defense	44.9%	48.0%
Federal civilian agencies	53.4%	50.2%
Commercial entities	1.7%	1.8%
Total revenue	100.0%	100.0%

We derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended
	March 31, 2007	April 1, 2006

Prime contract revenue	80.0%	77.4%
Subcontract revenue	20.0%	22.6%
Total revenue	100.0%	100.0%

Our services are provided to clients pursuant to three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended
	March 31, 2007	April 1, 2006

Cost reimbursable	31.9%	31.8%
Time and materials	33.2%	37.3%
Fixed price	34.9%	30.9%
Total	100.0%	100.0%

Under cost reimbursable contracts, the Company is reimbursed for allowable costs, and paid a fee, which may be fixed or performance based. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned.  The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract.  For cost reimbursable contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance.

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

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance.  However, a significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems. For those contracts that are within the scope of SOP 81-1, Accounting for Performance of Construction-Type and certain Production-Type Contracts, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

The Company’s contracts with agencies of the government are subject to periodic funding by the respective contracting agency.  Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided.  In evaluating the probability of funding for purposes of assessing collectibility of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company’s knowledge of available funding for the contract or program.  If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

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

Under the terms of our Amended Credit Agreement, the Company is required to maintain compliance with financial and non-financial covenants.  The Company is in compliance with all such covenants as of March 31, 2007.

Cash and Cash Equivalents.   We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents as of the end of three months ending March 31, 2007 and April 1, 2006 was $6.0 million and $13.3 million, respectively.

Cash Flow.   The following table sets forth our sources and uses of cash and cash equivalents for the three months ended March 31, 2007 and April 1, 2006.

	Three Months Ended
	March 31, 2007	April 1, 2006
	(in thousands)
Net cash used in operations	$(6,849)	$(95)
Net cash used in investing activities	(6,978)	(46,596)
Net cash provided by financing activities	370	33,787
Net decrease in cash and cash equivalents	$(13,457)	$(12,904)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash used in operations in the three months ended March 31, 2007 was attributable to net income of $4.7 million, plus depreciation, amortization and other non-cash items of $2.1 million, and an increase in working capital and other operating assets and liabilities of $13.6 million.  Cash used in operations in the three months ended April 1, 2006 was attributable to net income of $4.3 million, depreciation, amortization, and other non-cash items of $1.4 million, and an increase in working capital and other operating assets and liabilities of $5.8 million.

Our cash flow used in investing activities consists primarily of capital expenditures, the purchase and sale of marketable securities, and acquisitions. In the three months ended March 31, 2007, we purchased $28.0 million of marketable securities and purchased capital assets totaling $2.0 million. We partially offset the cash use with $23.0 million of proceeds from the sale of marketable securities. During the three months ended April 1, 2006, we paid $45.9 million for business acquisitions, net of cash assumed, repaid a contract settlement to a former owner for $8.0 million, and purchased capital assets totaling $0.5 million. We partially offset the cash use with $7.8 million of proceeds from the sale of marketable securities.

Our cash flow provided by financing activities consists primarily of borrowing under and payments on our credit facility and proceeds from the issuance and exercise of common stock. For the three months ended March 31, 2007, cash flow provided by financing activities consists of proceeds of $0.6 million from the exercise of stock options, partially offset by the $0.2 million repayments of the term loan portion of our credit facility and capital lease.  Cash provided by financing activities for the three months ended April 1, 2006 was attributable to proceeds of $30.0 million from the term debt provided by our credit facility, proceeds of $3.7 million provided by the exercise of stock options, and $0.9 million income tax benefit for the stock option exercises. Cash provided by financing activities was partially offset by payments of debt issuance fees of $0.5 million, and partial repayments of the term loan portion of our credit facility and capital lease of $0.3 million.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated.

	Three Months Ended
	March 31, 2007	April 1, 2006

Revenue	100.0%	100.0%
Costs and expenses:
Direct costs	62.3	62.1
Indirect costs	28.3	28.5
Depreciation	0.7	0.5
Amortization	0.7	0.6
Total operating expenses	92.0	91.7
Income from operations	8.0	8.3
Other income	0.1	0.0
Interest expense	(1.2)	(1.7)
Income before provision for income taxes	6.9	6.6
Provision for income taxes	2.7	2.6
Net income	4.2%	4.0%

Three months ended March 31, 2007 compared with three months ended April 1, 2006

Revenue.  For the three months ended March 31, 2007, our revenues increased 6.0% to $113.7 million from $107.2 million for the three months ended April 1, 2006. Revenues from work under Federal Government contracts increased 6.1% to $111.7 million for the three months ended March 31, 2007 from $105.3 million for the three months ended April 1, 2006. This increase was attributable to the new contract awards, successful recompetition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  We continue to focus primarily on opportunities for the Federal government.

Cost of services.  Cost of services include direct labor and other direct costs such as materials and subcontractor costs, incurred to provide our services and solutions to our customers.  Generally, changes in costs of services are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended March 31, 2007, cost of services increased 6.4% to $70.9 million from $66.6 million for the three months ended April 1, 2006.  This increase was attributable primarily to the increase in revenue. As a percentage of revenue, cost of service were 62.3% for the three months ended March 31, 2007 as compared to 62.1% for the three months ended April 1, 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended March 31, 2007, indirect costs increased 5.2% to $32.1 million from $30.5 million for the three months ended April 1, 2006.  This $1.6 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs.  As a percentage of revenue, selling, general and administrative costs were 28.3% for the three months ended March 31, 2007 as compared to 28.5% for the three months ended April 1, 2006.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements.   For the three months ended March 31, 2007, depreciation expense was $794,000, an increase compared to $548,000 for the three months ended April 1, 2006.  As a percentage of revenue, depreciation expense was 0.7% for the three months ended March 31, 2007 compared to 0.5% for the three months ended April 1, 2006.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets.  Identifiable intangible assets are amortized over their estimated useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives.  For the three months ended March 31, 2007, amortization of intangible assets was $748,000, compared to $647,000 for the three months ended April 1, 2006.   As a percentage of revenue amortization of intangible assets was 0.7% for the three months ended March 31, 2007 compared to 0.6% for the three months ended April 1, 2006.

Income from operations.  For the three months ended March 31, 2007, income from operations increased 2.8% to $9.1 million from $8.9 million for the three months ended April 1, 2006. This increase was attributable primarily to increased revenues.  As a percentage of revenue, income from operations was 8.0% for the three months ended March 31, 2007 compared to 8.3% for the three months ended April 1, 2006.

Interest expense.  Interest expense decreased 21.6% to $1.4 million for the three months ended March 31, 2007 from $1.8 million for the three months ended April 1, 2006. This decrease was attributable primarily to the prepayments of the term loan during fiscal 2006.  As a percentage of revenue, interest expense was 1.2% for the three months ended March 31, 2007 as compared to 1.7% for the three months ended April 1, 2006.

Provision for  income taxes.  The provision for income taxes was $3.1 million in the three months ended March 31, 2007, compared to $2.8 million for the three months ended April 1, 2006.   Our first quarters of 2007 and 2006 tax provision, represents an estimated annual effective tax rate of 39.3%. Our estimated annual effective tax rate is greater than the federal statutory rate of 35% due primarily to state income taxes.

Off-Balance Sheet Arrangements

As of March 31, 2007, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues, or expenses, result of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our accompanying consolidated financial statements. We consider the accounting policies related to revenue recognition to be critical to the understanding of our results of operations. Our critical accounting policies also include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method, which required the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized as an expense on a straight-line basis over the service periods of each award.   The Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The total stock compensation expense recognized for stock options and restricted stock awards during the quarter ended March 31, 2007 was $0.2 million. The total remaining unrecognized compensation expense related to the unvested options and restricted stock awards as of March 31, 2007 was $3.2 million and $2.5 million, respectively.

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

As of March 31, 2007, we had $70.0 million outstanding under our Amended Credit Agreement. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $175,000 for the three months ended March 31, 2007.

Effective February 14, 2006, an interest swap agreement came into effect which reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $30.0 million and, as of March 31, 2007, had a rate ranging from 4.05% to 4.74%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current rate ranging from 7.32% to 7.40%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at March 31, 2007 was $0.2 million.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company performed an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the three months ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

Item 1A.  Risk Factors

There are no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 30, 2006.

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

Date:  May 9, 2007

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

10.7	Amended and Restated Credit Agreement, dated as of February 9, 2005 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).
10.8

First Amendment to Amended and Restated Credit Agreement, dated February 27, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 and incorporated herein by reference).

10.9	Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.6 to the Third Amendment and incorporated herein by reference).
10.10	Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.8 to the Third Amendment and incorporated herein by reference).
10.11	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference).
10.12	Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.10 to the Third Amendment and incorporated herein by reference).
1013	Executive Employment Agreement with Leslee H. Gault (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 2, 2006 and incorporated herein by reference).
10.14	Executive Employment Agreement with Harry D. Gatanas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 15, 2005 and incorporated herein by reference).

Exhibit No.	Description
10.15	Executive Employment Agreement with Marylynn Stowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 2, 2006 and incorporated herein by reference).
10.16	Executive Employment Agreement with P. Michael Becraft (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 24, 2006 and incorporated herein by reference).
10.17	Consulting Services Agreement with Walter J. Culver (filed as Exhibit 10.12 to the 2004 10-K and incorporated herein by reference).
10.18	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

* Indicates filed herewith.