Form 10-Q
period 2007-06-30
SI INTERNATIONAL INC
filed 2007-08-08
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2007

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

As of August 1, 2007, 13,141,072 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30, 2007	December 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,892	$19,457
Accounts receivable, net	103,652	91,972
Other current assets	9,139	8,627
Total current assets	123,683	120,056
Property and equipment, net	14,795	12,372
Goodwill	266,243	220,626
Intangible assets, net	28,790	20,418
Other assets	12,645	7,661
Total assets	$446,156	$381,133
Liabilities and stockholders’ equity
Current liabilities:
Note payable—Line of Credit	$25,000	$—
Current portion of long-term debt	1,004	754
Accounts payable	24,724	20,715
Note payable—former owner of acquired business	—	5,839
Accrued expenses and other current liabilities	33,254	28,547
Total current liabilities	83,982	55,855
Long-term debt, net of current portion	93,825	69,452
Deferred income tax, net	8,772	8,961
Other long-term liabilities	9,209	7,653
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 13,023,154 and 12,967,377 shares issued and outstanding as of June 30, 2007 and December 30, 2006, respectively	130	130
Additional paid-in capital	186,415	184,845
Retained earnings	63,823	54,065
Accumulated other comprehensive income	—	172
Total stockholders’ equity	250,368	239,212
Total liabilities and stockholders’ equity	$446,156	$381,133

See accompanying notes

SI International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Revenue	$118,794	$119,233	$232,494	$226,465
Operating costs and expenses:
Cost of services	73,733	74,968	144,625	141,577
Selling, general and administrative	34,078	32,632	66,217	63,178
Depreciation and amortization	822	673	1,616	1,221
Amortization of intangible assets.	769	823	1,517	1,470

Total operating costs and expenses	109,402	109,096	213,975	207,446

Income from operations	9,392	10,137	18,519	19,019
Other income (expense)	430	(101)	501	(71)
Interest expense	(1,572)	(2,693)	(2,969)	(4,475)

Income before provision for income taxes	8,250	7,343	16,051	14,473
Provision for income taxes	3,226	2,901	6,293	5,717

Net income	$5,024	$4,442	$9,758	$8,756

Earnings per common share:
Basic	$0.39	$0.35	$0.75	$0.72
Diluted	$0.38	$0.34	$0.74	$0.70
Basic weighted-average shares outstanding	13,011	12,770	12,994	12,096
Diluted weighted-average shares outstanding	13,302	13,171	13,276	12,532

See accompanying notes

SI International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)
Unaudited

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$9,758	$8,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,616	1,221
Amortization of intangible assets	1,517	1,470
Loss on disposal of fixed assets	39	10
Stock-based compensation	516	12
Amortization of deferred financing costs	467	1,366
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	590	5,326
Other current assets	(635)	(989)
Other assets	(5,173)	(1,418)
Accounts payable and accrued expenses	621	(13,228)
Other long term liabilities	1,536	2,328
Net cash provided by operating activities	10,852	4,854
Cash flows from investing activities:
Purchase of property and equipment	(3,770)	(5,028)
Proceeds from sale of marketable securities	43,250	13,850
Purchase of marketable securities	(43,250)	(6,000)
Former owner payable	(6,000)	(10,322)
Cash paid for business acquisitions, net of cash assumed	(60,162)	(47,992)
Net cash used in investing activities	(69,932)	(55,492)
Cash flows from financing activities:
Proceeds from exercise of stock options	912	5,245
Proceeds from issuance of common stock	—	40,402
Income tax benefit from stock option exercises	142	1,614
Borrowings under line of credit	25,000	—
Proceeds from long-term debt	25,000	30,000
Repayments of long-term debt	(377)	(45,856)
Payments of debt issuance costs	(108)	(552)
Repayments of capital lease obligations	(54)	(92)
Net cash provided by financing activities	50,515	30,761
Net change in cash and cash equivalents	(8,565)	(19,877)
Cash and cash equivalents, beginning of period	19,457	26,160
Cash and cash equivalents, end of period	10,892	6,283
Supplemental disclosures of cash flow information:
Cash payments for interest	$2,875	$3,809
Cash payments for income taxes	$6,427	$5,946

See accompanying notes

SI International, Inc. and Subsidiaries
Notes to consolidated financial statements
(Unaudited)

1.             Basis of Presentation:

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K for the year ended December 30, 2006.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

2.             Summary of significant accounting policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.   All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reporting periods

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  Typically, fiscal quarters also end on the Saturday nearest, but not falling after, the end of the calendar quarter.  However, we will end those fiscal quarters presented in our Forms 10-Q (the first three fiscal quarters) on the Saturday which provides us with a 13 week quarter even if that Saturday falls after the end of the calendar quarter.  As a result, in the future, if our fiscal year comprises 53 weeks, the first three quarters shall each be comprised of 13 weeks and the fourth quarter shall be comprised of 14 weeks.  Consistent with this policy, our second quarter ended June 30, 2007 was a 13 week quarter.

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

Significant customers

Revenue generated from contracts with the Federal government or prime contractors doing business with the Federal government accounted for a significant percent of revenues in the fiscal quarters ending June 30, 2007 and July 1, 2006.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Department of Defense	45.1%	47.3%	45.0%	47.6%
Federal civilian agencies	53.4	51.0	53.4	50.6
Commercial entities	1.5	1.7	1.6	1.8
Total revenue	100.0%	100.0%	100.0%	100.0%

For the quarters ended June 30, 2007 and July 1, 2006, our Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance contract vehicle (C4I2TSR) was our only contract vehicle that generated more than 10% of our revenue.  C4I2TSR is an ID/IQ contract vehicle administered and primarily used by the U.S. Air Force Space Command, however, it is also available for use by different Federal government agencies.  As projects are issued under C4I2TSR for different customers, we assign and report revenue generated from any task order to the appropriate Company business unit.  Under this approach, for the three and six months ended June 30, 2007, revenue from the C4I2TSR contract represented approximately 16.4% and 18.2% of our revenue, respectively.  For the three and six months ended July 1, 2006, our C4I2TSR contract represented approximately 20.1% and 21.1% of our revenue, respectively.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Deferred loan costs	$5,635	$5,527
Accumulated amortization	(3,669)	(3,363)
	$1,966	$2,164

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at June 30, 2007 and December 30, 2006.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R using the modified prospective transition method which required the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized as an expense on a straight-line basis over the service periods of each award.   The Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The total stock compensation expense recognized for stock options and restricted stock awards during the quarter ended June 30, 2007 was $0.3 million. The total remaining unrecognized compensation expense related to the unvested options and restricted stock awards as of June 30, 2007 was $2.8 million and $2.3 million, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal periods ended June 30, 2007 and July 1, 2006:

	Fiscal Year
	June 30, 2007	July 1, 2006
Risk-free interest rate	4.67 – 5.03%	5.07%
Expected life of options	5 years	5 years
Expected stock price volatility	34.8%	42.3%
Expected dividend yield	0%	0%

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

The following details the computation of net income per common share (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net Income — Basic and Diluted	$5,024	$4,442	$9,758	$8,756

Weighted average share calculation:

Basic weighted-average shares outstanding	13,011	12,770	12,994	12,096
Treasury stock effect of stock options	291	401	282	436

Diluted weighted-average shares outstanding	13,302	13,171	13,276	12,532

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

3.             Acquisitions:

On June 8, 2007, the Company acquired LOGTEC, Inc., an Ohio corporation (“LOGTEC”), pursuant to a Share Purchase Agreement dated May 23, 2007 (the “LOGTEC Agreement”).  LOGTEC specializes in acquisition and program management, systems and network engineering and integration, software and web-based application development, data management and warehousing, information assurance, and training.  LOGTEC’s largest clients include the Air Force Materiel Command (AFMC) and Naval Air Systems Command (NAVAIR).

Under the terms of the LOGTEC Agreement, the Company acquired all of the outstanding capital stock of LOGTEC for $60.2 million in cash, including $0.9 million of working capital adjustment and $0.3 million of transaction costs, of which $5.9 million was deposited in escrow for 15 months after closing in order to secure post-closing indemnity obligations of the sellers.  The purchase price is subject to a two-way adjustment based upon whether the working capital of LOGTEC at the closing of the acquisition is above or below the target working capital specified in the LOGTEC Agreement.  Additionally, the Company has made an election under Section 338(h)(10) of the Internal Revenue Code, which effects the after tax valuation of the LOGTEC acquisition.   The transaction was funded through $10 million of cash-on-hand, borrowings of $25 million under the newly amended term loan under our credit facility, and borrowing of $25 million under our revolving line of credit under our credit facility.   LOGTEC’s trailing revenue for the year ending December 31, 2006 was approximately $54 million (unaudited).

Approximately $45.7 million of the purchase price has been allocated to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired and approximately $9.9 million of the purchase price has been assigned to identifiable Intangible assets of contractual customer relationships. Each customer relationship, which includes each customer’s contract, is being amortized on an accelerated basis over its estimated useful life of 13 years.

The total purchase price paid, including transaction costs of $0.3 million, has been preliminarily allocated as follows (in thousands):

Cash and cash equivalents	$120
Accounts receivable	12,270
Other current assets	221
Property and equipment	314
Accounts payable and accrued expenses	(8,232)
Intangible assets	9,889
Goodwill	45,654
Total consideration	$60,236

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the three and six months ended June 30, 2007 and July 1, 2006 as if the LOGTEC acquisition had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combination had been in effect for the three and six months ended June 30, 2007 and July 1, 2006.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Revenue	$131,421	$132,822	$259,930	$253,615
Net income	$5,334	$5,867	$10,332	$10,760
Diluted earnings per share	$0.40	$0.45	$0.78	$0.86

The operations of LOGTEC have been included in the Company’s statement of operations since it was acquired

4.             Accounts receivable:

Accounts receivable consists of the following (in thousands):

	June 30, 2007	December 30, 2006

Billed accounts receivable	$54,413	$46,540
Unbilled accounts receivable:
Currently billable	47,319	41,192
Unbilled retainages and milestone paymentsexpected to be billed within the next 12 months	3,206	5,609
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	156	136

Total unbilled accounts receivable	50,681	46,937
Allowance for doubtful accounts	(1,442)	(1,505)

Accounts receivable, net	$103,652	$91,972

The currently billable amounts included as unbilled accounts receivable as of June 30, 2007 represent amounts that are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

5.             Property and equipment:

Property and equipment consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Computers and equipment	$12,199	$11,899
Software	4,097	2,972
Furniture and fixtures	6,233	5,072
Leasehold improvements	5,639	4,257

	28,168	24,200
Less—Accumulated depreciation and amortization	(13,373)	(11,828)

Property and equipment, net	$14,795	$12,372

Property and equipment includes assets financed under capital lease obligations of approximately $281,000 and $341,000, net of accumulated amortization, as of June 30, 2007 and December 30, 2006, respectively.

6.             Intangible assets:

Intangible assets consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Contractual customer relationships	$36,225	$26,336
Non-compete agreements	150	150
Total intangible assets	36,375	26,486
Less: Accumulated amortization	(7,585)	(6,068)
Intangible assets, net	$28,790	$20,418

Intangible assets from acquisitions, which consist primarily of contractual customer relationships, are amortized utilizing an accelerated method over 6 to 14 years, based on their estimated useful lives. For the quarter ended June 30, 2007, intangible assets increased by $9.9 million as a result of the acquisition of LOGTEC. The weighted-average amortization period of total intangible assets as of June 30, 2007, is 10.7 years. Amortization expense is estimated to be $3.5 million, $3.6 million, $3.2 million, $3.0 million and $2.6 million for the years 2007, 2008, 2009, 2010 and 2011, respectively.

7.             Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Accrued vacation	$9,161	$7,068
Accrued compensation	12,891	10,349
Accrued bonus	249	4,413
Deferred revenue	1,734	1,081
Other accrued liabilities	9,219	5,636
Accrued expenses and other current liabilities	$33,254	$28,547

8.             Debt:

Debt consists of the following (in thousands):

	June 30, 2007	December 30, 2006
Credit facilities:
Line of credit bears interest at LIBOR plus 200 to 275 base points or a specified base rate plus 100 to 175 basis points, interest due monthly, principal due February 9, 2010	$25,000	$—
Term loan, as of June 30, 2007 bears interest at LIBOR plus 200 basis points or a specified base rate plus 100 basis points, with twenty-one consecutive quarterly principal and interest payments of $250,904 starting on June 30, 2007, with the unpaid principal and interest of approximately $91.3 million due on February 9, 2011	94,829	70,206
Total debt	$119,829	$70,206

Since 2002, the Company has maintained a credit facility with Wachovia Bank, National Association (“Wachovia Bank”) acting as Administration Agent for a consortium of lenders.  The credit facility has been amended from time to time when the Company has made acquisitions.  The credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock.  On February 9, 2005, we entered into our Amended and Restated Credit Agreement, which was subsequently amended by a First Amendment dated February 27, 2006 (the “Credit Agreement”).  The Credit Agreement consists of a $60 million revolving credit facility expiring on February 9, 2010 and a term loan facility with an original principal balance of approximately $129.0 million expiring on February 9, 2011.   As a result of the prepayment of principal, the Company had reduced the outstanding principal balance of the term loan to approximately $70.0 million prior to the LOGTEC acquisition.

On June 8, 2007, contemporaneously with the closing of the LOGTEC acquisition, we entered into a Second Amendment to the Amended and Restated Credit Agreement (“Second Amendment”) with a syndicate of lenders with Wachovia Bank acting as administrative agent.  The Second Amendment increased the amount of outstanding term debt by $25 million, to a total of approximately $95 million.  The outstanding balance of term loan shall accrue interest at a variable rate.  The term loan facility requires quarterly principal payments of $250,904 until final payment is required at the term loan maturity date of February 9, 2011.  Additionally, the Company borrowed approximately $25 million under the revolving credit facility. The outstanding balance under the revolving credit facility will accrue interest at a variable rate, with interest only payments being required until the facility matures on February 9, 2010.  The Company may repay either or both of the term loan facility and the revolving credit facility in whole or in part at anytime prior to their respective maturity dates. As we have the intent to repay the balance on the revolving credit facility within the next twelve months, we have classified the outstanding balance as a current liability.

9.             Commitments and contingencies:

Leases

As of June 30, 2007, the Company has noncancelable operating leases, primarily for real estate, that expire over the next ten years.   Rental expense during the quarter ended June 30, 2007 was approximately $2.2 million, compared to rental expense of approximately $2.3 million during the quarter ended July 1, 2006.

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

In June 2006, the Company, through one of its subsidiaries, was awarded a judgment, after a trial before a judge, in a lawsuit filed in the Circuit Court of Fairfax County, Virginia against National Technologies Associates, Inc. (“NTA”) in the amount of $841,612.  The Company’s claims arose out of the Company’s allegation that NTA breached a contract which obligated NTA to subcontract certain work to the Company’s subsidiary.  The Company did not record the judgment because NTA filed a motion for reconsideration before the trial court.  The trial court judge granted NTA’s motion for reconsideration and ruled for NTA, thereby overturning the judge’s original ruling.  The Company filed a petition with the Virginia Supreme Court requesting that it agree to hear an appeal of the trial court’s final judgment.  On or about May 10, 2007, the Virginia Supreme Court denied our request to hear the case, with the result that the final ruling of the trial court stands.  Management considers this matter to be concluded.

10.          Stockholders’ equity:

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

A summary of option activity under the plan as of June 30, 2007, is presented below:

	Options	Weighted-average exercise price
Outstanding at December 30, 2006	1,468,305	$22.33
2007 grants	132,300	28.42
2007 exercises	(55,777)	16.30
2007 forfeitures	(12,467)	28.37
Balance, June 30, 2007	1,532,361	$23.02
Options exercisable at June 30, 2007	1,239,046	$21.66

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

A summary of restricted awards activity under the plan as of June 30, 2007, is presented below:

	Shares	Weighted-average fair value
Non-vested shares outstanding at December 30, 2006	32,200	$28.98
2007 grants	75,200	28.48
2007 vests	—	—
2007 forfeitures	(625)	28.61
Non-vested shares outstanding at June 30, 2007	106,775	$28.63

Stock repurchase program

During the Company’s Board of Directors meeting on December 6, 2005, the Board authorized the repurchase of up to 300,000 shares of its common stock up to an aggregate maximum dollar amount of $8 million.  The Company had approximately 13.0 million shares outstanding as of June 30, 2007.  Timing and volume of any purchases will be guided by management’s assessment of market conditions, securities law limitations, the number of shares of common stock outstanding, and alternative, potentially higher value uses for cash resources.  The repurchase plan may be suspended or discontinued at any time without prior notice.

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

Overview

We are, first and foremost, a provider of information technology and network solutions (IT) to the Federal government. Our clients include the U.S. Air Force, U.S. Army, U.S. Navy, Department of State, Missile Defense Agency, Department of Homeland Security, Department of Energy, Department of Agriculture, Federal Retirement Thrift Investment Board, National Guard Bureau, and the Intelligence community. We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, which assist our clients in achieving mission success. We believe that our Company is distinguishable from our peers within the federal IT sector in several important respects.

We employ a Rapid Response • Rapid Deployment® methodology that enables the rapid standing up of innovative solutions and the incorporation of additional capabilities in rapid succession. This capability allows us to respond to urgent IT imperatives quickly, often in a matter of months, and within a well-defined budget. We can, therefore, provide solutions for current IT needs, while establishing a platform for advancing long-term transformational objectives. We possess a proven ability to respond to high priority information technology and network needs through innovation, and an enviable reputation for timely delivery of robust solutions on assignments where failure is not an option. Our solutions enable clients to respond to new mandates, expand the scope of their missions, and reengineer underlying business processes. We have a demonstrated ability of turning troubled IT projects into winning outcomes and realizing exceptional growth from high-quality client engagements. We also utilize mature and proven processes to manage and market large-scale ID/IQ contracts, such as C4I2TSR. We employ a diverse, innovative team that effectively utilizes small business partners’ unique skills and expertise for mission critical IT projects.

For the fiscal quarters ended June 30, 2007 and July 1, 2006, we received 98.5% and 98.3%, respectively, of our revenues from services we provided to various departments and agencies of the Federal government, both directly and through other prime contractors and 1.5% and 1.7% respectively, of our total revenues from work performed for commercial entities.  The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the DoD includes revenue generated from work performed under engagements for both the DoD and the Intelligence community.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Department of Defense	45.1%	47.3%	45.0%	47.6%
Federal civilian agencies	53.4	51.0%	53.4	50.6%
Commercial entities	1.5	1.7%	1.6	1.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

We have derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Prime contract revenue	78.5%	77.9%	79.2%	77.8%
Subcontract revenue	21.5	22.1%	20.8	22.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our services are provided to clients pursuant to three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Cost reimbursable	29.1%	29.6%	30.5%	30.7%
Time and materials	34.7	36.5%	34.0	36.8%
Fixed price	36.2	33.9%	35.5	32.5%
Total	100.0%	100.0%	100.0%	100.0%

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract.  From time to time, as part of normal management processes, facts develop that require revisions to estimated total costs or revenues expected.  The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

The allowability of certain costs under government contracts is subject to audit by the government.  Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs.  Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Recent Events

LOGTEC Acquisition.   On June 8, 2007, the Company acquired LOGTEC, Inc., an Ohio corporation (“LOGTEC”), pursuant to a Share Purchase Agreement dated May 23, 2007 (the “LOGTEC Agreement”).   Under the terms of the LOGTEC Agreement, the Company acquired all of the outstanding capital stock of LOGTEC for $60.2 million in cash, including $0.9 million of working capital adjustment and $0.3 million of transaction costs, of which $5.9 million was deposited in escrow for 15 months after closing in order to secure post-closing indemnity obligations of the sellers.  The purchase price is subject to a two-way adjustment based upon whether the working capital of LOGTEC at the closing of the acquisition is above or below the target working capital specified in the LOGTEC Agreement.  Additionally, the Company has made an election under Section 338(h)(10) of the Internal Revenue Code, which effects the after tax valuation of the LOGTEC acquisition.

Credit Amendment. On June 8, 2007, contemporaneously with the closing of the LOGTEC acquisition, we entered into a Second Amendment to the Amended and Restated Credit Agreement (“Second Amendment”) with a syndicate of lenders with Wachovia Bank acting as administrative agent. The Second Amendment increased the amount of outstanding term debt by $25 million, to a total of approximately $95 million.  The outstanding balance of term loan shall accrue interest at a variable rate.  The term loan facility requires quarterly principal payments of $250,904 until final payment is required at the term loan maturity date of February 9, 2011.  Additionally, the Company borrowed approximately $25 million under the revolving credit facility. The outstanding balance under the revolving credit facility will accrue interest at a variable rate, with interest only payments being required until the facility matures on February 9, 2010.  The Company may repay either or both of the term loan facility and the revolving credit facility in whole or in part at anytime prior to their respective maturity dates. As we have the intent to repay the balance on the revolving credit facility within the next twelve months, we have classified the outstanding balance as a current liability.

Liquidity and Capital Resources

General.   Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Agreement.

We anticipate that our long-term liquidity requirements, including any further acquisitions, will be funded through a combination of cash flow from operations, borrowings under our Credit Agreement, additional secured or unsecured debt or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Credit Agreement.

Under the terms of our Credit Agreement, the Company is required to maintain compliance with financial and non-financial covenants.  The Company is in compliance with all such covenants as of June 30, 2007.

Cash and Cash Equivalents.   We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, as of the end of three months ending June 30, 2007 and July 1, 2006 were $10.9 million and $6.3 million, respectively.

Cash Flow.   The following table sets forth our sources and uses of cash for the six months ended June 30, 2007 and July 1, 2006.

	Six Months Ended
	June 30, 2007	July 1, 2006
	(in thousands)
Net cash provided by operations	$10,852	$4,854
Net cash used in investing activities	(69,932)	(55,492)
Net cash provided by financing activities	50,515	30,761
Net decrease in cash	$(8,565)	$(19,877)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash provided by operations in the six months ended June 30, 2007 was attributable to net income of $9.8 million, plus depreciation, amortization, and other non-cash items of $4.2 million, which was reduced by an increase in working capital and other operating assets and liabilities of $3.1 million. Cash used in operations in the six months ended July 1, 2006 was attributable to net income of $8.8 million, plus depreciation, amortization and other non-cash items of $4.4 million, and an increase in working capital and other operating assets and liabilities of $8.3 million.

Our cash flow used in investing activities consists primarily of capital expenditures, the purchase and sale of marketable securities, and acquisitions. During the six months ended June 30, 2007, we paid $60.1 million for the LOGTEC acquisition, net of cash assumed, repaid $6.0 million of note payable to the former owners of Zen, and invested $3.8 million in capital assets.  In the six months ended July 1, 2006, we paid $48.0 million for business acquisitions, net of cash assumed, repaid a contract settlement to a former owner for $10.3 million, and purchased capital assets totaling $5.0 million. We partially offset the cash use with $7.9 million of proceeds from the sale of marketable securities, net of purchases.

Our cash flow provided by financing activities consists primarily of borrowing under and payments on our credit facility and proceeds from the issuance and exercise of common stock. For the six months ended June 30, 2007, cash flow provided by financing activities primarily consists of borrowings of $25.0 million under the newly amended term loan, a borrowing of $25.0 million under the revolving line of credit, and proceeds of $0.9 million from the exercise of stock options. These were partially offset by $0.4 million of repayments of the term loan portion of our credit facility and capital leases.  Cash provided by financing activities for the six months ended July 1, 2006 was attributable to proceeds of $40.4 million from the sale of common stock, $30.0 million of proceeds from the issuance of term debt, $5.2 million of proceeds from the exercise of stock options and $1.1 million from other sources, net of $45.9 million repayment of term debt.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	62.1	62.9	62.2	62.5
Selling, general and administrative	28.7	27.4	28.5	27.9
Depreciation and amortization	0.7	0.5	0.7	0.5
Amortization of intangible assets	0.6	0.7	0.6	0.7
Total operating costs and expenses	92.1	91.5	92.0	91.6
Income from operations	7.9	8.5	8.0	8.4
Other income	0.3	—	0.2	—
Interest expense	(1.3)	(2.3)	(1.3)	(2.0)
Income before provision for income taxes	6.9	6.2	6.9	6.4
Provision for income taxes	2.7	2.4	2.7	2.5
Net income	4.2%	3.8%	4.2%	3.9%

Three months ended June 30, 2007 compared with three months ended July 1, 2006

Revenue.   For the three months ended June 30, 2007, our revenues decreased 0.4% to $118.8 million from $119.2 million for the three months ended July 1, 2006. Revenues from work under Federal government contracts decreased 0.2% to $117.0 million for the three months ended June 30, 2007 from $117.2 million for the three months ended July 1, 2006. This decrease was attributable to the delay in task orders under our Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance contract vehicle (C4I2TSR), partially offset by increase in revenue in connection with the LOGTEC acquisition. We continue to focus primarily on opportunities for the Federal government.

Cost of services.  Cost of services includes direct labor and other direct costs such as materials and subcontracts, incurred to provide our services and solutions to our customers. Generally, changes in cost of services are correlated to changes in revenue as resources are consumed in the production of that revenue.  For the three months ended June 30, 2007, cost of services decreased 1.7% to $73.7 million from $75.0 million for the three months ended July 1, 2006.  This decrease was attributable primarily to the decrease in revenue. As a percentage of revenue, cost of services were 62.1% for the three months ended June 30, 2007 as compared to 62.9% for the three months ended July 1, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs.  For the three months ended June 30, 2007, selling, general and administrative expenses increased 4.4% to $34.1 million from $32.6 million for the three months ended July 1, 2006.  This $1.4 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in cost of services.  As a percentage of revenue, selling, general and administrative expenses were 28.7% for the three months ended June 30, 2007 as compared to 27.4% for the three months ended July 1, 2006.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements.  For the three months ended June 30, 2007, depreciation and amortization expense was $0.8 million, a slight increase compared to $0.7 million for the three months ended July 1, 2006.  As a percentage of revenue, depreciation and amortization expense was 0.7% for the three months ended June 30, 2007 compared to 0.6% for the three months ended July 1, 2006.

Amortization of intangible assets.  Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets.  Identifiable intangible assets are amortized over their useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives.  For the three months ended June 30, 2007 and July 1, 2006, amortization of intangible assets was $0.8 million.   As a percentage of revenue, amortization of intangible assets was 0.6% for the three months ended June 30, 2007 compared to 0.7 % for the three months ended July 1, 2006.

Income from operations.  For the three months ended June 30, 2007, income from operations decreased 7.4% to $9.4 million from $10.1 million for the three months ended July 1, 2006. This decrease was attributable primarily to decreased revenues.  As a percentage of revenue, income from operations was 7.9% for the three months ended June 30, 2007 compared to 8.5% for the three months ended July 1, 2006.

Interest expense.  Interest expense decreased 41.6% to $1.6 million for the three months ended June 30, 2007 from $2.7 million for the three months ended July 1, 2006.  This decrease was attributable primarily to the prepayments of the term loan during fiscal 2006.   As a percentage of revenue, interest expense was 1.3% for the three months ended June 30, 2007 as compared to 2.3% for the three months ended July 1, 2006.

Provision for income taxes.  The provision for income taxes was $3.2 million in the three months ended June 30, 2007, compared to $2.9 million for the three months ended July 1, 2006.   Our second quarters of 2007 and 2006 tax provision, represents an estimated annual effective tax rate of 39.2% and 39.5%, respectively. Our estimated annual effective tax rate is greater than the federal statutory rate of 35% due primarily to state income taxes.

Six months ended June 30, 2007 compared with six months ended July 1, 2006

Revenue.  For the six months ended June 30, 2007, our revenues increased 2.7% to $232.5 million from $226.5 million for the six months ended July 1, 2006.  Revenues from work under Federal government contracts increased 2.8% to $228.7 million for the six months ended June 30, 2007 from $222.5 million for the six months ended July 1, 2006. This increase was attributable to the projects added from the LOGTEC acquisition, the new contract awards, successful recompetition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  We continue to focus primarily on opportunities for the Federal government.

Cost of services. Cost of services includes direct labor and other direct costs such as materials and subcontracts, incurred to provide our services and solutions to our customers. Generally, changes in costs of services are correlated to changes in revenue as resources are consumed in the production of that revenue.  For the six months ended June 30, 2007, costs of services increased 2.2% to $144.6 million from $141.6 million for the six months ended July 1, 2006.  This increase was attributable primarily to the increase in revenue. As a percentage of revenue, costs of services were 62.2% for the six months ended June 30, 2007 as compared to 62.5% for the six months ended July 1, 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs.  For the six months ended June 30, 2007, selling, general and administrative expenses increased 4.8% to $66.2 million from $63.2 million for the six months ended July 1, 2006.  This $3.0 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in costs of services.  As a percentage of revenue, selling, general and administrative expenses were 28.5% for the six months ended June 30, 2007 as compared to 27.9% for the six months ended July 1, 2006.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements.  For the six months ended June 30, 2007, depreciation expense was $1.6 million, an increase of $0.4 million compared to $1.2 million for the six months ended July 1, 2006.  As a percentage of revenue, depreciation expense was 0.7% for the six months ended June 30, 2007 compared to 0.5% for the six months ended July 1, 2006.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets.  Identifiable intangible assets are amortized over their estimated useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives. For the six months ended June 30, 2007 and July 1, 2006, amortization of intangible assets was $1.5 million.  As a percentage of revenue, amortization of intangible assets was 0.7% for the six months ended June 30, 2007 and July 1, 2006.

Income from operations.  For the six months ended June 30, 2007, income from operations decreased 2.6% to $18.5 million from $19.0 million for the six months ended July 1, 2006. This decrease was attributable primarily to increased operating expenses.  As a percentage of revenue, income from operations was 8.0% for the six months ended June 30, 2007 compared to 8.4% for the six months ended July 1, 2006.

Interest expense.  Interest expense decreased 33.7% to $2.7 million for the six months ended June 30, 2007 from $4.5 million for the six months ended July 1, 2006. This decrease was attributable primarily to the prepayments of the term loan during fiscal 2006.  As a percentage of revenue, interest expense was 1.3% for the six months ended June 30, 2007 as compared to 2.0% for the six months ended July 1, 2006.

Provision for income taxes.  The provision for income taxes was $6.3 million in the six months ended June 30, 2007 compared to $5.7 million for the six months ended July 1, 2006.  Our second quarters of 2007 and 2006 tax provision represent an estimated annual effective tax rate of 39.2% and 39.5%, respectively. Our estimated annual effective tax rate is greater than the federal statutory rate of 35% due primarily to state income taxes.

Off-Balance Sheet Arrangements

As of June 30, 2007, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues, or expenses, result of operations, liquidity, capital expenditures, or capital resources.

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of normal management processes, facts develop that require management to revise its estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

The allowability of certain costs under government contracts is subject to audit by the government.  Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs.  Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method, which required the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized as an expense on a straight-line basis over the service periods of each award.   The Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The total stock compensation expense recognized for stock options and restricted stock awards during the quarter ended June 30, 2007 was $0.3 million. The total remaining unrecognized compensation expense related to the unvested options and restricted stock awards as of June 30, 2007 was $2.8 million and $2.3 million, respectively.

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

As of June 30, 2007, we had $119.8 million outstanding under our Credit Agreement. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $206,000 for the three months ended June 30, 2007.

Effective February 14, 2006, an interest swap agreement came into effect which reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $30.0 million and, as of June 30, 2007, had a rate ranging from 4.05% to 4.74%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current rate ranging from 7.32% to 7.34%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at June 30, 2007 was $0.2 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company performed an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the three and six months ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that had materially affected, or are reasonably likely to materially affect, the Company’s internal control for financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation, claims and disputes that arise in the ordinary course of its business.  In addition, the Company is subject to audit, review, and investigation by various agencies of the Federal government to determine compliance with applicable federal statutes and regulation.  As a Federal government contractor, the Company is subject to audit by certain federal agencies to determine if the Company’s performance and administration of its government contracts are compliant with contractual requirements and applicable federal statutes and regulations.  While the Company cannot predict the ultimate outcome of legal proceedings, government audits, investigations, claims and disputes to which it is or may be subject, the Company currently believes, based upon information available to us as of the date of this filing, that any ultimate liability arising out of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

In June 2006, the Company, through one of its subsidiaries, was awarded a judgment, after a trial before a judge, in a lawsuit filed in the Circuit Court of Fairfax County, Virginia against National Technologies Associates, Inc. (“NTA”) in the amount of $841,612.  The Company’s claims arose out of the Company’s allegation that NTA breached a contract which obligated NTA to subcontract certain work to the Company’s subsidiary.  The Company did not record the judgment because NTA filed a motion for reconsideration before the trial court.  The trial court judge granted NTA’s motion for reconsideration and ruled for NTA, thereby overturning the judge’s original ruling.  The Company filed a petition with the Virginia Supreme Court requesting that it agree to hear an appeal of the trial court’s final judgment.  On or about May 10, 2007, the Virginia Supreme Court denied our request to hear the case, with the result that the final ruling of the trial court stands.  Management considers this matter to be concluded.

Item 1A.  Risk Factors

There are no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters To a Vote of Security Holders

During the fiscal quarter ended June 30, 2007, we submitted certain matters to a vote of our stockholders through the notice of annual meeting of stockholders and the solicitation of proxies related thereto.  The proxy materials related to the Registrant’s Fifth Annual Meeting of Stockholders were distributed on or about May 21, 2007 and the annual meeting of stockholders was held on June 22, 2007 in Vienna, Virginia.  As of the record date prior to such meeting, 13,106,792 shares of our common stock were outstanding and entitled to vote at the meeting.  At the annual stockholders meeting of June 22, 2007, 11,573,156 shares of our common stock were present in person or by proxy, representing 88.3% of our outstanding shares of common stock.

The following sets forth the matters presented for a vote by the stockholders and the votes cast for, withheld, abstained, and broker non-votes:

Matter	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
(1) Election of Mr. Ray J. Oleson as a Class II director with a term serving until the 2010 Annual Meeting	11,148,013	425,143
(2) Election of General R. Thomas Marsh as a Class II director with a term serving until the 2010 Annual Meeting	11,422,323	150,833
(3) Election of Mr. John P. Stenbit as a Class II director with a term serving until the 2010 Annual Meeting	11,420,389	152,767
(4) Ratification of the appointment of Ernst & Young LLP as our independent auditors for the current fiscal year	11,564,518	5,998	2,640

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI INTERNATIONAL, INC.

/s/ Thomas E. Dunn
Thomas E. Dunn
Executive Vice President,
Chief Financial Officer and Treasurer

Date:  August 8, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Share Purchase Agreement among the Company, LOGTEC, Inc., and the stockholders of LOGTEC, Inc. dated May 23, 2007.* (The appendices and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SI International, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted appendices and exhibits upon request by the Securities and Exchange Commission).

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

10.9

Second Amendment to Amended and Restated Credit Agreement, dated June 8, 2007 (filed as Exhibit 10.1 to the Company’s Current Report no Form 8-K filed June 11, 2007 and incorporated by herein by reference).

10.10	Executive Employment Agreement with S. Bradford Antle. *
10.11	Executive Employment Agreement with Thomas E. Dunn. *
10.12	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference).
10.13	Executive Employment Agreement with Ray J. Oleson. *
10.14	Executive Employment Agreement with Leslee H. Gault (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 2, 2006 and incorporated herein by reference).

Exhibit No.	Description
10.15	Executive Employment Agreement with Harry D. Gatanas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 15, 2005 and incorporated herein by reference).
10.16	Executive Employment Agreement with Marylynn Stowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 2, 2006 and incorporated herein by reference).
10.17	Executive Employment Agreement with P. Michael Becraft (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 24, 2006 and incorporated herein by reference).
10.18	Consulting Services Agreement with Walter J. Culver (filed as Exhibit 10.12 to the 2004 10-K and incorporated herein by reference).
10.19	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

*                    Indicates filed herewith.