Form 10-Q
period 2007-09-29
SI INTERNATIONAL INC
filed 2007-11-07
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED September 29, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 1, 2007, there were 13,177,598 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

Unaudited

	September 29, 2007	December 30, 2006

Assets
Current assets:
Cash and cash equivalents	$6,798	$19,457
Accounts receivable, net	110,618	91,972
Other current assets	9,041	8,627
Total current assets	126,457	120,056
Property and equipment, net	14,770	12,372
Goodwill	264,822	220,626
Intangible assets, net	29,052	20,418
Other assets	12,083	7,661
Total assets	$447,184	$381,133

Liabilities and stockholders’ equity
Current liabilities:
Note Payable — line of credit	$20,000	$—
Current portion of long-term debt	1,004	754
Accounts payable	24,263	20,715
Note payable — former owner of acquired business	—	5,839
Accrued expenses and other current liabilities	33,756	28,547
Total current liabilities	79,023	55,855
Long-term debt, net of current portion	93,512	69,452
Deferred income tax, net	9,365	8,961
Other long-term liabilities	10,082	7,653
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 13,060,159 and 12,967,377 shares issued and outstanding as of September 29, 2007 and December 30, 2006, respectively	131	130
Additional paid-in capital	187,305	184,845
Retained earnings	68,205	54,065
Accumulated other comprehensive (loss) income	(439)	172
Total stockholders’ equity	255,202	239,212
Total liabilities and stockholders’ equity	$447,184	$381,133

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended		Three Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Revenue	$141,109	$119,869	$373,602	$346,334

Operating costs and expenses:
Cost of services	92,915	77,092	237,541	218,669
Selling, general and administrative	36,462	30,652	102,681	93,830
Depreciation and amortization	935	756	2,548	1,977
Amortization of intangible assets.	1,370	823	2,887	2,293

Total operating costs and expenses	131,682	109,323	345,657	316,769

Income from operations	9,427	10,546	27,945	29,565
Other (expense) income	(16)	31	486	(40)
Interest expense	(2,201)	(1,720)	(5,170)	(6,195)

Income before provision for income taxes	7,210	8,857	23,261	23,330
Provision for income taxes	2,827	3,498	9,121	9,215

Net income	$4,383	$5,359	$14,140	$14,115

Earnings per common share:
Basic	$0.34	$0.42	$1.09	$1.14
Diluted	$0.33	$0.41	$1.06	$1.11
Basic weighted-average shares outstanding	13,050	12,891	13,012	12,361
Diluted weighted-average shares outstanding	13,339	13,198	13,294	12,753

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Nine Months Ended
	September 29, 2007	September 30, 2006

Cash flows from operating activities:
Net income	$14,140	$14,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,548	1,977
Amortization of intangible assets	2,887	2,293
Loss on disposal of fixed assets	39	10
Stock-based compensation	843	140
Amortization of deferred financing costs and debt discount	626	1,750
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,376)	11,307
Other current assets	(254)	(10)
Other assets	(4,770)	(1,544)
Accounts payable and Accrued expenses and other current liabilities	(61)	(13,626)
Other long-term liabilities	3,031	3,783
Net cash provided by operating activities	12,653	20,195
Cash flows from investing activities:
Purchase of property and equipment	(4,678)	(7,006)
Proceeds from sale of marketable securities	43,250	27,850
Purchase of marketable securities	(43,250)	(20,000)
Former owner payable	(6,000)	(10,322)
Cash paid for business acquisitions, net of cash assumed	(60,371)	(48,107)
Net cash used in investing activities	(71,049)	(57,585)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,373	6,431
Proceeds from issuance of common stock	—	40,255
Income tax benefit from stock option exercises	244	1,671
Proceeds from line of credit, net	20,000	—
Proceeds from long-term debt	25,000	30,000
Repayments of long-term debt	(690)	(50,856)
Payments of debt issuance costs	(108)	(552)
Repayments of capital lease obligations	(82)	(87)
Net cash provided by financing activities	45,737	26,862
Net change in cash and cash equivalents	(12,659)	(10,528)
Cash and cash equivalents, beginning of period	19,457	26,160
Cash and cash equivalents, end of period	$6,798	$15,632
Supplemental disclosures of cash flow information:
Cash payments for interest	$5,687	$5,334
Cash payments for income taxes	$7,924	$6,607
Purchases of assets under capital leases	$—	$198

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.             Basis of Presentation:

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007.  For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K for the year ended December 30, 2006.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

2.             Summary of significant accounting policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Reporting periods

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  Typically, fiscal quarters also end on the Saturday nearest, but not falling after, the end of the calendar quarter.  However, we will end those fiscal quarters presented in our Forms 10-Q (the first three fiscal quarters) on the Saturday which provides us with a 13 week quarter even if that Saturday falls after the end of the calendar quarter.  As a result, in the future, if our fiscal year comprises 53 weeks, the first three quarters shall each be comprised of 13 weeks and the fourth quarter shall be comprised of 14 weeks.  Consistent with this policy, our third quarter ended September 29, 2007 was a 13-week quarter.

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

Under cost reimbursable contracts, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. Revenue on cost reimbursable contracts is recognized as costs are incurred plus an estimate of applicable fees earned.  The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract.  For cost reimbursable contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.

Revenue on time and materials contracts is recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.  For fixed price contracts that are based on unit pricing or level of effort, the Company recognizes revenue for the number of units delivered in any given fiscal period.  For fixed price contracts in which the Company is paid a specific amount to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenue is recognized upon product delivery and customer acceptance.  However, a significant portion of the Company’s fixed price-completion contracts involve the design and development of complex client systems.  For those contracts that are within scope of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract.  From time to time, as part of normal management processes, facts develop that require management to revise its estimated total costs or revenue expected.  The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

The allowability of certain costs under government contracts is subject to audit by the government.  Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs.  Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Significant customers

Revenue generated from contracts with the Federal Government or prime contractors doing business with the Federal Government accounted for a significant percentage of revenue in the fiscal quarters ending September 29, 2007 and September 30, 2006.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Department of Defense	47.4%	46.6%	45.9%	47.2%
Federal civilian agencies	51.7%	52.3%	53.0%	51.3%
Commercial entities	0.9%	1.1%	1.1%	1.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

For the quarters ended September 29, 2007 and September 30, 2006 our Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance contract vehicle (“C4I2TSR”) was our only contract vehicle that generated more than 10% of our revenue.  C4I2TSR is an indefinite delivery, indefinite quantity (“ID/IQ”) contract vehicle administered and primarily used by the U.S. Air Force Space Command, however, it is also available for use by different Federal Government agencies.  As projects are issued under C4I2TSR for different customers, we assign and report revenue generated from any task order to the appropriate business unit.  Under this approach, for the three and nine months ended September 29, 2007, revenue from the C4I2TSR contract represented approximately 14.4% and 16.8% of our revenue, respectively.  For the three and nine months ended September 30, 2006, our C4I2TSR contract represented approximately 22.1% and 21.4% of our revenue, respectively.

Deferred financing costs

Costs incurred in establishing our credit facility are deferred and amortized as interest expense over the term of the related debt using the effective interest method.  These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets.  The deferred financing costs consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Deferred loan costs	$5,635	$5,527
Accumulated amortization	(3,828)	(3,363)
	$1,807	$2,164

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, and notes payable.  In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at September 29, 2007 and December 30, 2006.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R using the modified prospective transition method which required the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no charge in historical reported earnings.  Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized as an expense on a straight-line basis over the service periods of each award.  The Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005.  The Company had no unvested stock options on January 1, 2006.  The total stock compensation expense recognized for stock options and restricted stock awards during the three month and nine month periods ended September 29, 2007 was approximately $0.3 million and $0.8 million, respectively.  The total remaining unrecognized compensation expense related to the unvested options and restricted stock awards as of September 29, 2007 was $2.6 million and $1.7 million, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal periods ended September 29, 2007 and September 30, 2006:

	Period Ended
	September 29, 2007	September 30, 2006

Risk-free interest rate	4.67% — 5.03%	4.67—4.82%
Expected life of options	5 years	5 years
Expected stock price volatility	34.5%	41.7%
Expected dividend yield	0%	0%

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

The following details the computation of net income per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net Income — Basic and Diluted	$4,383	$5,359	$14,140	$14,115

Weighted average share calculation:

Basic weighted-average shares outstanding	13,050	12,891	13,012	12,361
Treasury stock effect of stock options	289	307	282	392

Diluted weighted-average shares outstanding	13,339	13,198	13,294	12,753

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115,” which permits entities to measure eligible items at fair value. For items where the fair value election is made, the Company will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our financial position, results of operations, or cash flows.

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

Under the terms of the LOGTEC Agreement, the Company acquired all of the outstanding capital stock of LOGTEC for $60.4 million in cash, including $1.0 million paid related to a preliminary working capital adjustment and $0.5 million of transaction costs, of which $5.9 million was deposited in escrow for 15 months after closing in order to secure post-closing indemnity obligations of the sellers.  The purchase price is further subject to a two-way adjustment based upon whether the working capital of LOGTEC at the closing of the acquisition is above or below the target working capital specified in the LOGTEC Agreement.  Additionally, the Company has made an election under Section 338(h)(10) of the Internal Revenue Code, which effects the after tax valuation of the LOGTEC acquisition.   The transaction was funded through $10.4 million of cash-on-hand, borrowings of $25 million under the newly amended term loan under our credit facility, and borrowing of $25 million under our revolving line of credit under our credit facility.   LOGTEC’s trailing revenue for the year ending December 31, 2006 was approximately $54 million (unaudited).

Based on the preliminary valuation received from our independent appraiser, management has allocated approximately $44.2 million of the purchase price to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired and approximately $11.5 million of the purchase price has been assigned to identifiable intangible assets of contractual customer relationships.  These intangible assets are being amortized on an accelerated basis over their estimated useful life. The final results of the valuation may differ from management’s estimate currently recorded, and the balances will be adjusted to reflect final results.  However, management does not anticipate that any such adjustments will have a material effect on the Company’s financial position or results of operations.

The total purchase price paid, including transaction costs of $0.5 million, has been preliminarily allocated as follows (in thousands):

Cash and cash equivalents	$84
Accounts receivable	12,269
Other current assets	222
Property and equipment	314
Accounts payable and accrued expenses	(8,197)
Intangible assets	11,520
Goodwill	44,243
Total consideration	$60,455

The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the three and nine months ended September 29, 2007 and September 30, 2006 as if the LOGTEC acquisition had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combination had been in effect for the three and nine months ended September 29, 2007 and September 30, 2006.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Revenue.	$141,109	$133,444	$401,038	$387,058
Net income	4,383	5,789	14,481	16,810
Diluted earnings per share	$0.33	$0.44	$1.09	$1.32

The operations of LOGTEC have been included in the Company’s statement of operations since it was acquired.

4.                   Accounts receivable:

Accounts receivable consists of the following (in thousands):

	September 29, 2007	December 30, 2006

Billed accounts receivable	$50,589	$46,540
Unbilled accounts receivable:
Currently billable	58,468	41,192
Unbilled retainages and milestone paymentsexpected to be billed within the next 12 months	2,875	5,609
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	128	136
Total unbilled accounts receivable	61,471	46,937
Allowance for doubtful accounts	(1,442)	(1,505)

Accounts receivable, net	$110,618	$91,972

The currently billable amounts included as unbilled accounts receivable as of September 29, 2007 represent amounts that are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

5.             Property and equipment:

Property and equipment consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Computers and equipment	$12,213	$11,899
Software	4,231	2,972
Furniture and fixtures	6,251	5,072
Leasehold improvements	6,380	4,257

	29,075	24,200
Less: accumulated depreciation and amortization	(14,305)	(11,828)

Property and equipment, net	$14,770	$12,372

Property and equipment includes assets financed under capital lease obligations of approximately $0.3 million, net of accumulated amortization, as of September 29, 2007 and approximately $0.3 million, net of accumulated amortization, as of December 30, 2006.

6.             Intangible assets:

                Intangible assets consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Contractual customer relationships	$37,856	$26,336

Non-compete agreements	150	150

Total intangible assets	38,006	26,486
Less: accumulated amortization	(8,954)	(6,068)

Intangible assets, net	$29,052	$20,418

7.             Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Accrued vacation	$9,434	$7,068
Accrued compensation	9,423	10,349
Accrued bonus	321	4,413
Deferred revenue	1,558	1,081
Other accrued liabilities	13,020	5,636
Accrued expenses and other current liabilities	$33,756	$28,547

8.             Debt:

Debt consists of the following:

	September 29, 2007	December 30, 2006
	(in thousands)	(in thousands)
Credit facilities:
Line of credit bears interest at LIBOR plus 200 to 275 base points or a specified base rate plus 100 to 175 basis points, interest due monthly, principal due February 9, 2010	$20,000	$—
Term loan, as of September 29, 2007 bears interest at LIBOR plus 200 basis points or a specified base rate plus 100 basis points, with thirteen consecutive quarterly principal and interest payments of $250,904 starting on June 30, 2007, with the unpaid principal and interest of approximately $91.3 million due on February 9, 2011	94,516	70,206
Total debt	$114,516	$70,206

Since 2002, the Company has maintained a credit facility with Wachovia Bank, National Association (“Wachovia Bank”) acting as Administration Agent for a consortium of lenders.  The credit facility has been amended from time to time when the Company has made acquisitions.  The credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock.  On February 9, 2005, we entered into our Amended and Restated Credit Agreement, which was subsequently amended by a First Amendment dated February 27, 2006 (the “Credit Agreement”).  The Credit Agreement consisted of a $60 million revolving credit facility expiring on February 9, 2010 and a term loan facility with an original principal balance of approximately $129.0 million expiring on February 9, 2011.   As a result of the prepayment of principal, the Company had reduced the outstanding principal balance of the term loan to approximately $70.0 million prior to the LOGTEC acquisition.

On June 8, 2007, contemporaneously with the closing of the LOGTEC acquisition, we entered into a Second Amendment to the Amended and Restated Credit Agreement (“Second Amendment”).   The Second Amendment increased the amount of outstanding term debt by $25 million, to a total of approximately $95 million.  Additionally, the Company borrowed approximately $25 million under the revolving credit facility. The outstanding balance under the revolving credit facility will accrue interest at a variable rate, with interest only payments being required until the facility matures on February 9, 2010.  The Company may repay either or both of the term loan facility and the revolving credit facility in whole or in part at anytime prior to their respective maturity dates. As we have the intent to repay the balance on the revolving credit facility within the next twelve months, we have classified the outstanding balance as a current liability.

9.             Commitments and contingencies:

Leases

As of September 29, 2007, the Company has non-cancelable operating leases, primarily for real estate, that expire over the next ten years.   Rental expense during the quarter ended September 29, 2007 was approximately $2.5 million, consistent with rental expense of approximately $2.5 million during the quarter ended September 30, 2006.

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

A summary of option activity under the plan as of September 29, 2007, is presented below:

	Options	Weighted-average exercise price
Outstanding at December 30, 2006	1,468,305	$22.33
2007 grants	132,400	28.42
2007 exercises	(86,584)	15.87
2007 forfeitures	(15,743)	28.20
Outstanding at September 29, 2007	1,498,378	$23.18
Options exercisable at September 29, 2007	1,234,893	$21.98

Prior to fiscal 2006, awards under the Company’s stock incentive plan consisted principally of stock options.  During fiscal 2006, the Company revised its stock incentive arrangement to provide restricted stock awards to directors and executives.  The stock awards granted during fiscal 2006 were generally vested ratably over a period of four or five years.  During fiscal 2007, the Company revised its stock incentive arrangement to issue restricted stock awards that will be fully vested only if the Company meets certain revenue targets determined by the Board of Directors.

A summary of restricted awards activity under the plan as of September 30, 2006, is presented below:

	Shares	Weighted-average fair value
Non-vested restricted stock outstanding at December 30, 2006	32,200	$29.98
2007 grants	75,200	28.48
2007 vestings	(6,198)	28.65
2007 forfeitures	(625)	28.61
Non—vested restricted stock outstanding at September 29, 2007	100,577	$28.63

Stock repurchase program

During the Company’s Board of Directors meeting on December 6, 2005, the Board authorized the repurchase of up to 300,000 shares of its common stock up to an aggregate maximum dollar amount of $8 million.  The Company had approximately 13.1 million shares outstanding as of September 29, 2007.  Timing and volume of any purchases will be guided by management’s assessment of market conditions, securities law limitations, the number of shares of common stock outstanding, and alternative, potentially higher value uses for cash resources.  The repurchase plan may be suspended or discontinued at any time without prior notice.

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

Overview

We are, first and foremost, a provider of information technology and network solutions (IT) to the Federal Government. Our clients include the Department of Defense (“DoD”), U.S. Air Force, U.S. Army, U.S. Navy, Department of State, Department of Homeland Security, Department of Energy, Department of Agriculture, Federal Retirement Thrift Investment Board, National Guard Bureau, and the Intelligence community. We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, which assist our clients in achieving mission success. We believe that our Company is distinguishable from our peers within the federal IT sector in several important respects.

We employ a Rapid Response • Rapid Deployment® methodology that enables the rapid implementation of innovative solutions and the incorporation of additional capabilities in rapid succession. This capability allows us to respond to urgent client IT imperatives quickly, often in a matter of months, and within a well-defined budget. We can, therefore, provide solutions for current client IT needs, while establishing a platform for advancing long-term transformational objectives. We possess a proven ability to respond to high priority information technology and network needs through innovation, and an enviable reputation for timely delivery of robust solutions on assignments where failure is not an option. Our solutions enable clients to respond to new mandates, expand the scope of their missions, and reengineer underlying business processes. We have a demonstrated ability of turning troubled IT projects into winning outcomes and realizing exceptional growth from high-quality client engagements. We also utilize mature and proven processes to manage and market large-scale ID/IQ contracts, such as C4I2TSR. We employ a diverse, innovative team that effectively utilizes small business partners’ unique skills and expertise for mission critical client IT projects.

For the fiscal quarters ended September 29, 2007 and September 30, 2006, we received 99.1% and 98.9%, respectively, of our revenue from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors and 0.9% and 1.1%, respectively, of our total revenue from work performed for commercial entities. The following table shows our revenue from the client groups listed as a percentage of total revenue. Revenue data for the DoD includes revenue generated from work performed under engagements for both the DoD and the Intelligence community.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Department of Defense	47.4%	46.6%	45.9%	47.2%
Federal civilian agencies	51.7%	52.3%	53.0%	51.3%
Commercial entities	0.9%	1.1%	1.1%	1.5%

Total revenue	100.0%	100.0%	100.0%	100.0%

We have derived a substantial majority of our revenue from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenue as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Prime contract revenue	77.4%	79.9%	78.5%	79.2%
Subcontract revenue	22.6%	20.1%	21.5%	20.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our services are provided to clients pursuant to three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Cost reimbursable	25.8%	32.8%	28.7%	31.6%
Time and materials	36.3%	39.3%	34.8%	40.5%
Fixed price	37.9%	27.9%	36.5%	27.9%
Total	100.0%	100.0%	100.0%	100.0%

Recent Events

None.

Liquidity and Capital Resources

General.   Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Agreement, as amended.

We anticipate that our long-term liquidity requirements, including any further acquisitions, will be funded through a combination of cash flow from operations, borrowings under our Credit Agreement, as amended, additional secured or unsecured debt or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Credit Agreement, as amended.

Under the terms of our Credit Agreement, as amended, the Company is required to maintain compliance with financial and non-financial covenants.  The Company is in compliance with all such covenants as of September 29, 2007.

Cash and Cash Equivalents.   We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, as of the end of three months ending September 29, 2007 and September 30, 2006 was $6.8 million and $15.6 million, respectively.

Cash Flow.   The following table sets forth our sources and uses of cash for the nine months ended September 29, 2007 and September 30, 2006.

	Nine Months Ended
	September 29, 2007	September 30, 2006
Net cash provided by (used in):	(in thousands)
Operating activities	$12,653	$20,195
Investing activities	(71,049)	(57,585)
Financing activities	45,737	26,862
Net decrease in cash	$(12,659)	$(10,528)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash provided by operations in the nine months ended September 29, 2007 was attributable to net income of $14.1 million, plus depreciation, amortization and other non-cash items of $6.9 million, which was reduced by an increase in working capital and other operating assets and liabilities of $8.4 million.  Cash provided by operations in the nine months ended September 30, 2006 was attributable to net income of $14.1 million, depreciation, amortization, and other non-cash items of $6.2 million, which was reduced by an increase in working capital and other operating assets and liabilities of $0.1 million.

Our cash flow used in investing activities consists primarily of capital expenditures, the purchase and sale of marketable securities, and acquisitions. In the nine months ended September 29, 2007, we paid $60.4 million for the LOGTEC acquisition, net of cash assumed, repaid $6.0 million of note payable to the former owners of Zen Technology, Inc.  and invested $4.7 million in capital assets.  During the nine months ended September 30, 2006, we paid $48.1 million for business acquisitions, net of cash assumed, repaid a contract settlement to a former owner for $10.3 million, and purchased capital assets totaling $7.0 million. We partially offset the cash use with $7.8 million of proceeds from the sale of marketable securities, net of purchases.

Our cash flow provided by financing activities consists primarily of borrowing under and payments on our credit facility and proceeds from the issuance and exercise of common stock.  For the nine months ended September 29, 2007, cash flow provided by financing activities primarily consists of borrowing of $25.0 million under the newly amended term loan, an advance of $25 million on our revolving line of credit,  and proceeds of $1.6 million from the exercise of stock options.  These were partially offset by a $5.0 million repayment of our revolving line of credit and $0.9 million of repayments of the term loan portion of our credit facility and capital leases.  For the nine months ended September 30, 2006, cash flow provided by financing activities was attributed to proceeds of $40.3 million from the sale of common stock, $30.0 million of proceeds from the issuance of term debt, $6.4 million of proceeds from the exercise of stock options and $1.7 million of income tax benefit from stock option exercises, net of $50.9 million repayment of term debt and $0.6 million of other items.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	65.8	64.3	63.5	63.1
Selling, general and administrative	25.8	25.6	27.5	27.1
Depreciation and amortization	0.7	0.6	0.7	0.6
Amortization of intangible assets	1.0	0.7	0.8	0.7

Total operating costs and expenses	93.3	91.2	92.5	91.5
Income from operations	6.7	8.8	7.5	8.5
Other (expense) income	0.0	0.0	0.1	0.0
Interest expense	1.6	1.4	1.4	1.8

Income before provision for income taxes	5.1	7.4	6.2	6.7
Provision for income taxes	2.0	2.9	2.4	2.6

Net income	3.1%	4.5%	3.8%	4.1%

Three months ended September 29, 2007 compared with three months ended September 30, 2006

Revenue.  For the three months ended September 29, 2007, our revenue increased 17.7% to $141.1 million from $119.9 million for the three months ended September 30, 2006. Revenue from work under Federal Government contracts increased 18.0% to $139.8 million for the three months ended September 29, 2007 from $118.5 million for the three months ended September 30, 2006. This increase was attributable to the acquisition and integration of LOGTEC in the second quarter of 2007, new contract awards, successful recompetition wins on existing programs, and new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.   We continue to focus primarily on opportunities for the Federal Government.

Cost of services.  Cost of services includes direct labor and other direct costs such as materials and subcontracts, incurred to provide our services and solutions to our customers. Generally, changes in cost of services are correlated to changes in revenue as resources are consumed in the production of that revenue.  For the three months ended September 29, 2007, cost of services increased 20.5% to $92.9 million from $77.1 million for the three months ended September 30, 2006. This increase was attributable primarily to an increase in revenue due to the LOGTEC acquisition. As a percentage of revenue, cost of services were 65.8% for the three months ended September 29, 2007 as compared to 64.3% for the three months ended September 30, 2006. This increase was attributable primarily to the expenses incurred during the initial stages of our work under our contract with the United States Patent and Trademark Office.

Selling, general and administrative expenses. Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs.  For the three months ended September 29, 2007, selling, general and administrative expenses increased 18.9% to $36.5 million from $30.7 million for the three months ended September 30, 2006.  This $5.8 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in cost of services as well as the integration of LOGTEC.  As a percentage of revenue, selling, general and administrative expenses were 25.8% for the three months ended September 29, 2007 as compared to 25.6% for the three months ended September 30, 2006.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements.  For the three months ended September 29, 2007, depreciation and amortization expense was $0.9 million, a slight increase compared to $0.8 million for the three months ended September 30, 2006.  As a percentage of revenue, depreciation and amortization expense was 0.7% for the three months ended September 29, 2007 compared to 0.6% for the three months ended September 30, 2006.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Identifiable intangible assets are amortized over their useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives. For the three months ended September 29, 2007, amortization of intangible assets was $1.4 million, compared to $0.8 million for the three months ended September 30, 2006.  This increase was attributable primarily to the LOGTEC acquisition.  As a percentage of revenue, amortization of intangible assets was 1.0% for the three months ended September 29, 2007 compared to 0.7 % for the three months ended September 30, 2006.

Income from operations.  For the three months ended September 29, 2007, income from operations decreased 10.5% to $9.4 million from $10.5 million for the three months ended September 30, 2006. This decrease was attributable primarily to the expenses incurred during the initial stages of our work under our contract with the United States Patent and Trademark Office.   As a percentage of revenue, income from operations was 6.7% for the three months ended September 29, 2007 compared to 8.8% for the three months ended September 30, 2006.

Interest expense.  Interest expense increased 28.0% to $2.2 million for the three months ended September 29, 2007 from $1.7 million for the three months ended September 30, 2006.  This increase was attributable primarily to an increase in our outstanding debt under our revolving credit facility and term debt credit facility incurred in order to finance the LOGTEC acquisition.   As a percentage of revenue, interest expense was 1.6% for the three months ended September 29, 2007 as compared to 1.4% for the three months ended September 30, 2006.

Provision for income taxes.  The provision for income taxes was $2.8 million in the three months ended September 29, 2007, compared to $3.5 million for the three months ended September 30, 2006.   Our third quarters of 2007 and 2006 tax provision, represent an estimated annual effective tax rate of 39.2 % and 39.5%, respectively. Our estimated annual effective tax rate is greater than the federal statutory rate of 35% due primarily to state income taxes.

Nine months ended September 29, 2007 compared with nine months ended September 30, 2006

Revenue.    For the nine months ended September 29, 2007, our revenue increased 7.9% to $373.6 million from $346.3 million for the nine months ended September 30, 2006.  Revenue from work under Federal Government contracts increased 8.3% to $369.3 million for the nine months ended September 29, 2007 from $341.0 million for the nine months ended September 30, 2006. This increase was attributable to the projects added from the LOGTEC acquisition, new contract awards, successful recompetition wins on existing programs, and new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing. We continue to focus primarily on opportunities for the Federal Government.

Cost of services. Cost of services includes direct labor and other direct costs such as materials and subcontracts, incurred to provide our services and solutions to our customers. Generally, changes in costs of services are correlated to changes in revenue as resources are consumed in the production of that revenue. For the nine months ended September 29, 2007, costs of services increased 8.6% to $237.5 million from $218.7 million for the nine months ended September 30, 2006. This increase was attributable primarily to the increase in revenue due to the LOGTEC acquisition. As a percentage of revenue, costs of services were 63.6% for the nine months ended September 29, 2007 as compared to 63.1% for the nine months ended September 30, 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs.  For the nine months ended September 29, 207, selling, general and administrative expenses increased 9.4% to $102.7 million from $93.8 million for the nine months ended September 30, 2006.  This $8.9 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in costs of services as well as the integration of LOGTEC.  As a percentage of revenue, selling, general and administrative expenses were 27.5% for the nine months ended September 29, 2007 as compared to 27.1% for the nine months ended September 30, 2006.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements.  For the nine months ended September 29, 2007, depreciation expense was $2.6 million, a slight increase compared to $2.0 million for the nine months ended September 30, 2006.  However, as a percentage of revenue, depreciation expense was 0.7% for the nine months ended September 29, 2007 compared to 0.6% for the nine months ended September 30, 2006.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Identifiable intangible assets are amortized over their estimated useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives. For the nine months ended September 29, 2007, amortization of intangible assets was $2.9 million, compared to $2.3 million for the nine months ended September 30, 2006. This increase was attributable primarily to the LOGTEC acquisition. As a percentage of revenue amortization of intangible assets was 0.8% for the nine months ended September 29, 2007 compared to 0.7 % for the nine months ended September 30, 2006.

Income from operations.  For the nine months ended September 29, 2007, income from operations decreased 5.5% to $27.9 million from $29.6 million for the nine months ended September 30, 2006. This decrease was attributable primarily to increased operating costs.  As a percentage of revenue, income from operations was 7.5% for the nine months ended September 29, 2007 compared to 8.5% for the nine months ended September 30, 2006.

Interest expense.  Interest expense increased 16.5% to $5.2 million for the nine months ended September 29, 2007 from $6.2 million for the nine months ended September 30, 2006. This increase was attributable primarily to an increase in our outstanding debt under our revolving credit facility and term debt credit facility incurred in order to finance the LOGTEC acquisition.    As a percentage of revenue, interest expense was 1.4% for the nine months ended September 29, 2007 as compared to 1.8% for the nine months ended September 30, 2006.

Provision for income taxes.  The provision for income taxes was $9.1 million in the nine months ended September 29, 2007, compared to $9.2 million for the nine months ended September 30, 2006.   Our year to date 2007 and 2006 tax provision represents an estimated annual effective tax rate of 39.2% and 39.5% respectively.  Our estimated annual effective tax rate is greater than the federal statutory rate of 35% due primarily to state income taxes.

Off-Balance Sheet Arrangements

As of September 29, 2007, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenue, or expenses, result of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our Form 10-K for the fiscal year ended December 30, 2006, as well as Note 2 to our accompanying consolidated financial statements.  We consider the accounting policies related to revenue recognition to be critical to the understanding of our results of operations.  Our critical accounting policies also include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions.  We prepare our financial statements in conformity with U.S. generally accepted accounting principles.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Revenue Recognition

The Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated. Revenue is earned under cost reimbursable, time and materials and fixed price contracts.

Under cost reimbursable contracts, the Company is reimbursed for allowable costs, and paid a fee, which may be fixed or performance-based. Revenue on cost reimbursable contracts is recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For cost reimbursable contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.

Revenue on time and materials contracts is recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.  For fixed price contracts that are based on unit pricing or level of effort, the Company  recognizes revenue for the number of units delivered in any given fiscal period. For fixed price contracts in which the Company is paid a specific amount to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenue is recognized upon product delivery and customer acceptance.  However, a significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems.  For those contracts that are within the scope of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of normal management processes, facts develop that require management to revise its estimated total costs or revenue expected.  The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

The allowance of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method, which required the Company to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized as an expense on a straight-line basis over the service periods of each award.  The Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006.  The total stock compensation expense recognized for stock options and restricted stock awards during the quarter ended September 29, 2007 was $0.3 million.  The total remaining unrecognized compensation expense related to unvested options and restricted stock awards as of September 29, 2007 was $2.6 million and $1.7 million, respectively.

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

As of September 29, 2007 we had $114.5 million outstanding under our Credit Agreement, as amended. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $0.3 million for the three months ended September 29, 2007.

SI International, Inc. currently has two interest rate swaps with a total notional value of $60.0 million.

Effective February 14, 2006, an interest swap agreement came into effect which reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $30.0 million divided into three tranches. As of September 29, 2007, the interest rates of these tranches ranged from 4.05% to 4.74%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current rate ranging from 7.20% to 7.90%. At stated monthly intervals, the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at September 29, 2007 was $0.1 million.  The swap matures on February 14, 2008.

Effective August 13, 2007, a second interest swap agreement came into effect which further reduces our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $30.0 million as of September 29, 2007, and had a rate of 5.045%.  Effective February 13, 2008, the notional value increases to $60.0 million.  This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current rate ranging from 7.20% to 7.90%. At stated three-month intervals, the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at September 29, 2007 was ($0.7) million.  The swap matures on August 13, 2010.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company performed an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of September 29, 2007.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2007, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the three and nine months ended September 29, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control for financial reporting.

LOGTEC.  Since the acquisition of LOGTEC, the Company has focused on extending its compliance program for disclosure controls and procedures and internal control over financial reporting to include LOGTEC.  In addition, the Company has established procedures to substantiate the financial information related to the LOGTEC business included in this report.  However, at this time, the Company has elected not to include an assessment of LOGTEC in management’s report on the effectiveness of the Company’s internal control over financial reporting to be included in the Company’s Form 10-K for the year ended December 29, 2007. This decision is in accordance with guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission providing that a company may elect not to include an acquired subsidiary in its management report on the effectiveness of the company’s internal control over financial reporting for a period of up to one year from the acquisition date.

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

Date:  November 7, 2007

INDEX TO EXHIBITS

Exhibit No.	Description

2.1

Share Purchase Agreement among the Company, LOGTEC, Inc. and the shareholders of LOGTEC, Inc., dated May 23, 2007 (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007 and incorporated herein by reference.)

3.1

Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964 filed on October 25, 2002 (the “Third Amendment” and incorporated herein by reference.)

3.2	Second Amended and Restated Bylaws, as amended (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 2, 2007 and incorporated herein by reference.)

4.1	Registration Rights Agreement, as amended (filed as Exhibit 4.1 to the Third Amendment and incorporated herein by reference.)

4.2

Specimen Certificate of our common stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964 filed on November 5, 2002 (the “Fourth Amendment and incorporated herein by reference.)

4.3	Stock Purchase Agreement, as amended (filed as Exhibit 4.3 to the Fifth Amendment and incorporated herein by reference.)

4.4	Amendment to Stock Purchase Agreements (filed as Exhibit 4.4 to the Fourth Amendment and incorporated herein by reference.)

10.1

2002 Amended and Restated Omnibus Stock Incentive Plan (filed as Annex B to the Company’s Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Stockholders filed on April 21, 2005 and incorporated herein by reference.)

10.2

January 2001 Nonqualified Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964 filed on June 24, 2002 (the “First Amendment and incorporated herein by reference.)

10.3	SI International, Inc. 2001 Service Award Stock Option Plan (filed as Exhibit 10.3 to the First Amendment and incorporated herein by reference.)
10.4	1998 Stock Option Plan (filed as Exhibit 10.5 to the First Amendment and incorporated herein by reference.)

10.5	Non-Qualified Deferred Compensation Plan, as amended (filed as Exhibit 10.13 to the Company’s 2004 10-K and incorporated herein by reference.)

10.6

Form of SI International, Inc. Stock Option Agreement Evidencing Grant of Stock Options Under the SI International, Inc. 2002 Amended and Restated Omnibus Stock Incentive Plan, Including Notice of Stock Option Grant (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 17, 2005 and incorporated herein by reference.)

10.7	Amended and Restated Credit Agreement, dated as of February 9, 2005 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference.)

10.8

First Amendment to Amended and Restated Credit Agreement, dated February 27, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 and incorporated herein by reference.)

10.9

Second Amendment to Amended and Restated Credit Agreement, dated June 8, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2007 and incorporated herein by reference.)

10.10	Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007 and incorporated herein by reference.)

10.11	Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007 and incorporated herein by reference.)

10.12	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference.)

10.13	Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007 and incorporated herein by reference.)

10.14	Executive Employment Agreement with Leslee H. Gault (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 2, 2006 and incorporated herein by reference.)

10.15	Executive Employment Agreement with Harry D. Gatanas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 15, 2005 and incorporated herein by reference.)

10.16	Executive Employment Agreement with Marylynn Stowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 2, 2006 and incorporated herein by reference.)

10.17	Executive Employment Agreement with P. Michael Becraft (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 24, 2006 and incorporated herein by reference.)

10.18	Consulting Services Agreement with Walter J. Culver (filed as Exhibit 10.12 to the 2004 10-K and incorporated herein by reference.)

10.19	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference.)

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*.)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*.)

* Indicates filed herewith.