Form 10-K
period 2007-12-29
SI INTERNATIONAL INC
filed 2008-03-12
CIK 1143363

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number
000-50080

SI International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	52-2127278 (I.R.S. Employer Identification No.)
12012 Sunset Hills Road, Reston, Virginia (Address of Principal Executive Offices)	20190-5869 (Zip Code)

Registrant's Telephone Number, Including Area Code: (703) 234-7000

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	Nasdaq Stock Market LLC

Securities to be registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of SI International, Inc. Common Stock held by non-affiliates of the registrant as of June 30, 2007 was $417,249,801.

         As of February 29, 2008, there were 13,202,414 shares of SI International, Inc. Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the definitive proxy statement to be used in connection with SI International, Inc.'s annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 29, 2007, will be incorporated by reference into Part III of this Form 10-K.

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

        Some of the statements under Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute forward looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward looking statements. In some cases, you can identify these statements by forward looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the section captioned Item 1A. "Risk Factors," as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward looking statements.

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

PART I

Item 1.    Business:

        SI International, Inc. was organized as a Delaware corporation under the name of "SI International, Incorporated" on October 14, 1998. SI International conducts operations both in its own name and through subsidiaries, each of which is located in the U.S. but some of which have international operations.

Overview

        We are a provider of mission critical information services, technology and network solutions primarily to the Federal Government. Our business is guided by our experienced team of eight executive officers and over thirty other corporate officers who manage and are responsible for successfully growing our business. As of the end of fiscal year 2007, we employed approximately 4,500 employees. Approximately 78% of our employees hold Federal Government security clearances or have passed National Agency Checks.

        Approximately 13% of our employees hold Top Secret security clearances. A significant portion of our employees who hold Top Secret security clearances also hold Sensitive Compartmental Information clearances, which permit us to bid on highly classified projects.

        Our broad set of contract vehicles gives us extensive reach and enables us to deliver a full range of our services and solutions to the Federal Government. The strength of our service offerings and information technology expertise allows us to maintain substantial relationships with clients, some of whom have been clients of ours, or of one of our acquired businesses, for over 20 years. In fiscal 2007 and fiscal 2006, we derived approximately 79% and 80%, respectively, of our revenue from contracts on which we acted as prime contractor. Acting as a prime contractor provides us with stronger client relationships, as well as the visibility and access to new work, that are not available when acting as a subcontractor. Our total backlog as of December 29, 2007 was approximately $1.45 billion, of which approximately $180 million was funded. See "—Backlog" for a discussion of how we calculate backlog.

The Federal Government technology services market

        The ongoing transformation of the Federal Government's information systems and communication networks is creating an increase in its demand for information technology, or IT, services. INPUT, an independent market research firm, believes overall IT spending will continue to grow as a critical foundation for federal service delivery over the next five years. Federal agencies have been put on notice that a more rigorous demand for program results will be the hallmark of the federal IT business climate. According to INPUT, the federal market demand for vendor-furnished information systems and services is projected to increase by $20.4 billion from $65.2 billion in government fiscal 2007 to $85.6 billion in government fiscal 2012, a compound annual growth rate of approximately 5.6% over the five-year period.

        We expect that the Federal Government's need for the types of IT services that we provide will continue to grow in the foreseeable future, as a result of the high priority placed by the Federal Government on the transformation of its IT programs. INPUT forecasts that the percentage of IT spending that is contracted out by the Federal Government will reach a high of over 86% of total IT spending in government fiscal 2012.

        We believe the following industry trends will also continue to drive the Federal Government technology services market:

Continued focus on mission-critical initiatives

        Since the events of September 11, 2001, the Federal Government has made the transformation of its IT infrastructure a major priority. According to INPUT, the Federal Government IT services "commercial" segment, which is comprised of outsourcing, professional services, systems integration and processing services, is projected to grow from $27.3 billion in government fiscal 2007 to $36.9 billion in government fiscal 2012, representing a projected compounded annual growth rate of 6.2%.

Increased spending on homeland security and intelligence

        In the wake of the terrorist attacks on September 11, 2001, there has been an increased emphasis on homeland security, intelligence and national defense, including protecting critical infrastructure. Information sharing and border security initiatives will drive Department of Homeland Security IT spending growth over the next several years. According to INPUT, the total addressable IT budget for the Department of Homeland Security is projected to grow from $4.5 billion in government fiscal 2007 to $6.1 billion in government fiscal 2012, representing a compound annual growth rate of 6.1%. During the 2007-2012 forecast period, INPUT expects to see additional federal funding for homeland security and terrorism prevention to cover nuclear detection, border protection, and high-tech screening capabilities. Although the total amount to be spent for intelligence applications is classified, based on available information, INPUT estimated that the addressable Federal Government IT spending in the intelligence community may have been as much as $9.4 billion in government fiscal 2007, and may grow to $14.0 billion by government fiscal 2012 representing a compounded annual growth rate of 8.3%. System integration professional services from the intelligence community is expected to grow from

$1.6 billion in 2007 to $2.5 billion in 2012, at a compounded annual growth rate of 9.6%. We believe that there will continue to be increases in spending on federal intelligence activities, which are expected to represent significant additional opportunities for us.

Implementing defense transformation

        According to INPUT, for the Department of Defense, or DoD to meet the goals of defense transformation over the next five years, information technology will be leveraged to allow decision makers to act quickly. Ensuring timely and trusted information is available where needed is the cornerstone of defense transformation. Even as DoD focuses on military operations in Iraq and Afghanistan, it must prepare for future challenges and conflicts through technological transformations. During the 2007-2012 forecast period, DoD will launch efforts to develop an information sharing environment. Agency spending in IT security will also grow as the DoD implements secure information sharing and collaboration schemas to drive efficiency and speed of delivery. The addressable IT spending, which is the amount that is contracted out, for the U.S. Air Force, our single largest client in terms of revenue is projected by INPUT to grow from $5.8 billion in government fiscal 2007 to $7.8 billion in government fiscal 2012, representing a compounded annual growth rate of 6.0%.

Enterprise architectural planning initiatives continue to be emphasized

        Office of Management and Budget, or OMB, is directing agencies to develop Enterprise Architectures to reflect where the business will be in the next three to five years. Beginning with the fiscal 2009 budget submission, agencies are expected to adhere to a more structured way of characterizing government-wide projects that can be mapped to the Federal Enterprise Architecture Reference models. Systems consolidation, security, and information sharing top the list of technology factors that are shaping the federal information technology market and influencing enterprise architecture development. Implementing an enterprise architecture strategy requires a deep understanding of business processes and systems. Departments need help to perform the analysis and design necessary for a successful implementation and will look to IT service providers to assist them in these efforts. According to INPUT, the professional services market, which is comprised of software development, design and consulting, education and training, and the professional services associated with systems integration, is projected to grow from $13.3 billion in government fiscal 2007 to $17.6 billion in government fiscal 2012, representing a projected compounded annual growth rate of 5.9%. Over the past few years, many major government programs, modernization, and reform initiatives, including homeland security solutions, have depended on the use of professional services. INPUT expects this trend to continue over the next several years.

Increased Federal Government reliance on outsourcing

        The most important industry trend for our business has been the Federal Government's increasing use of service providers to execute support processes and functions that were traditionally performed by Federal Government employees. The current administration has made competitive sourcing a major initiative of its management agenda. According to the President's Management Agenda, which was issued in 2001 and for which progress reports continue to be issued, nearly half of all Federal Government employees perform tasks that are available in the commercial marketplace. According to INPUT, outsourcing through the use of outside providers to provide Federal Government services is projected to be the fastest growing market, increasing from $13.8 billion in government fiscal 2007 to $19.0 billion in government fiscal 2012, representing a projected compounded annual growth rate of 6.6%. INPUT expects that DoD budgets will continue to grow over the next several governmental fiscal years and anticipates that each of the defense agencies will move toward outsourcing more of the IT functions that are not core to the war-fighting mission. Business process outsourcing, or BPO, is a relationship in which a contractor is responsible for performing an entire business operations function, including the information systems outsourcing that supports it. INPUT projects that Federal Government BPO spending will grow from $598 million in government fiscal 2007 to $894 million in government fiscal 2012, which represents a compounded annual growth rate of 8.4%.

        The Federal Government has also simplified the process for procurement of contractor provided services, which has contributed to the growth in the use of outsourcing. Through changes that began with the Federal Acquisition Streamlining Act of 1994, or FASA 94, the Federal Government has developed a variety of accelerated contracting methods. Federal governmental agencies have increasingly been able to rely on multiple contracting vehicles to procure needed services in an expedient manner.

        We believe that the rapid pace of technological innovations and the Federal Government's increasing reliance on complex IT infrastructure, combined with a decline in the size of the Federal Government workforce, make it increasingly difficult for many governmental agencies to operate and upgrade their IT systems. We expect that these trends, when combined with the increasing simplicity of procurement, which are described in greater detail below, will contribute to the Federal Government's increased use of service providers to fulfill a larger portion of its IT responsibilities, and we believe that we will continue to gain new engagements to the extent that the Federal Government increases its reliance on outsourcing for its IT needs.

  •
  Emphasis on information sharing.  With the need for large amounts of data to flow between government agencies, the federal government is expected to increase investments in this area. The consolidation of existing systems and the development of complex IT infrastructures will need to be performed so that critical data can flow in a timely manner.

  •
  The Cyber Initiative.  The government Cyber Initiative encompasses expenditures by several agencies to include DoD, Homeland Security and especially the intelligence community to invest resources in Cyber operations having both defensive and offensive capabilities.

  •
  The aging of the Federal Government's workforce.  According to the Office of Personnel Management, or OPM, among full-time federal employees in the workforce as of October 2004, 58% of supervisory and 42% of non-supervisory workers will be eligible to retire by the end of fiscal year 2010. In an INPUT report, Ken Krieg, Undersecretary of Defense for Acquisitions, Technology, and Logistics, has acknowledged that DoD's acquisition workforce is aging and replacements are needed. He notes that civilians comprise 85% of DoD's 134,000 acquisition professionals and have an average age of 49. This "aging" effect is compounded by the upcoming baby-boomer retirement wave, which INPUT estimates to begin within the next three or four years. In April 2001, the Government Accountability Office, or(GAO, concluded in a report that the Federal Government's human capital challenges are adversely affecting the ability of many agencies to carry out their missions. Furthermore, agencies are faced with a fiercely competitive market for talent, as skilled IT professionals find uncompetitive federal salaries compared to those in the private sector. INPUT believes that the expected decline in personnel spending will increase the proportional spending for the outsourcing of IT products and services as IT continues to play an expanding role in government. INPUT expects that the outsourcing trend to continue in the future as OMB pushes agencies to transition services to shared services providers under its Line of Business initiatives. To the extent that the size of the Federal Government workforce decreases, we believe that the Federal Government will have an increased need for entities that offer the technical skills, familiarity with government processes and procedures and skilled personnel that are necessary to meet the diverse IT requirements of the various Federal Government agencies.

Our Core Strengths

        We strategically built our business to respond specifically to the federal IT marketplace. We believe that our core strengths position us to respond to the long-term trends and changing demands of our market.

Our Experienced Management Team

        Our President and Chief Executive Officer, or CEO, S. Bradford Antle, who has been with us since 1999 and has served as our CEO since September 2005, brings more than 27 years of management experience in our industry. Mr. Antle also serves as a member of the Board of Directors. Ray J. Oleson, who founded our company in 1998 and served as our Chief Executive Officer from 1998 through September 2005, continues to serve as Executive Chairman of the Board.

        To further support our growth, our nine business units are incorporated into the Strategic Programs Group, the IT Solutions Group, and the Mission Services Group. Each of these Business Groups is headed by an Executive Vice President, who reports to Mr. Antle.

        Mike Becraft is the Executive Vice President of the Mission Services Group. He is responsible for a major portion of work with the Department of Homeland Security, Department of State, and U.S. Army. Mr. Becraft has more than 39 years of Federal civilian government and military experience. He joined us in 2003 as Senior Vice President of Homeland Security.

        Harry Gatanas is the Executive Vice President of the Strategic Programs Group, where he oversees a significant portion of our business with the DoD and the Intelligence community. Mr. Gatanas is a retired U.S. Army general with over 34 years of experience in the military and intelligence community, including serving as the Acquisition Executive at the National Security Agency, and as the Commanding General of the U.S. Army White Sands Missile Range.

        Marylynn Stowers is the Executive Vice President of the IT Solutions Group. She oversees a significant portion of business that addresses federal IT modernization. Ms. Stowers has more than 26 years of experience providing IT services to the Federal Government, such as Department of Homeland Security, Department of State, Department of Treasury, Internal Revenue Service, and the Intelligence community.

Our Corporate Culture

        Our corporate culture is based on respect for clients, personnel, business partners and management. We view our commitment to this culture of respect as a cornerstone of our company. We believe that our culture helps us build the relationships necessary to gain an in-depth understanding of our clients' needs, business practices and IT and network systems. In addition, we believe our culture is a factor in helping our employee turnover rate remain low compared to other companies in our industry, in helping us to maintain client domain knowledge and in providing consistent service to our clients. Further, we believe that our commitment to respect, combined with quality of performance, is an important factor in retaining clients and winning new referrals.

Focus on Information Technology Services

        We deliver a full spectrum of IT services and solutions that address challenges common to many Federal Government agencies and commercial companies. Our capabilities position us to capitalize on the Federal Government's increasing demand for IT services. We integrate our technical areas of expertise into comprehensive solutions covering IT applications, systems engineering, network and telecommunications engineering and outsourcing. Our focus on end-to-end IT solutions allows us to leverage our knowledge and experience to provide best practices across many Federal Government agencies and industries. Our key focus areas are:

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

  •
  Defense Transformation.  We define defense transformation to include development of solutions intended to enable the U.S. military to successfully adapt to the requirements of net-centric warfare through our deep capabilities in space systems engineering, enterprise and operational architecture, command and control, logistics, and military satellite communications. In the area of space systems modernization, we are supporting clients such as Air Force Space Command, North American Aerospace Defense Command, or NORAD, Northern Command and U.S. Strategic Command.

  •
  Homeland Defense.  We define homeland defense as defense of the U.S. homeland, which includes the development of large scale replicated databases, secure optical card processing and identification systems, managing records, and processing visas. We are working in this focus area to provide advanced information technology to assist in meeting this challenge for clients that include Department of Homeland Security, Department of State, Northern Command, Department of Energy, and Department of Agriculture.

  •
  Mission-Critical Outsourcing.  We define mission-critical outsourcing as assisting the Federal Government with shortages of personnel, including for the purpose of permitting re-assignment to higher priority government assignments, increasing operational efficiency, and improving the overall quality of service. We provide services in this focus area to both civilian agencies and the DoD.

        In providing IT and network solutions to our customers, our skilled employees use their advanced technological training and extensive experience to implement our state-of-the-practice solutions.

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

Successful Integration of Acquired Businesses

        We believe that a critical component of our success is our ability to identify, acquire and integrate companies that build or expand our suite of services to serve our clients' needs more effectively. We have substantial experience acquiring and successfully integrating acquired entities. We believe that this experience provides a basis for our disciplined approach to identifying acquisition candidates and integrating acquired companies. By integrating corporate infrastructures such as marketing and sales, accounting, human resources and internal networks, we can save the expense of redundant functions. In addition, by integrating operations, we establish a corporate-wide mission which can reduce internal competition and promote the cross-selling of newly augmented skill sets to increase our client base.

        Within the 15-month period from January 1999 through March 2000, we identified, acquired and integrated four federal IT companies with aggregate revenues of approximately $105 million, measured for the 12 months prior to their respective acquisition dates. In January 2004, we acquired Matcom International Corporation, or Matcom; in December 2004, we acquired Bridge Technology Corporation, or Bridge; in February 2005, we acquired Shenandoah Electronic Intelligence, Inc., or SEI; in February 2006, we acquired Zen Technology, Inc., or Zen, and in June 2007, we acquired LOGTEC, Inc., or LOGTEC. We successfully integrated each of these acquisitions into our organization; and, we built and expanded our services and solutions capabilities and our client relationships. We applied our disciplined acquisition processes to integrate the acquired companies and successfully grew these businesses.

Our Growth Strategy

        We have implemented the following strategies in order to reach our goal of becoming a leading provider of IT and network solutions to our clients:

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

  •
  Pursue strategic acquisitions.  We plan to continue utilizing our disciplined methodology to identify, evaluate and integrate strategic acquisitions. We have acquired and successfully integrated nine businesses since 1999. These acquisitions have positioned us with strategically important technical skills in important client areas.

  •
  Business Capabilities and Sales Integration.  Our business units are now incorporated into the Strategic Programs Group, the IT Solutions Group, and the Mission Services Group. Under our management structure (see "Our Experienced Management Team" above for more information about our management), these three business groups are better able to present integrated solutions through the cross-marketing and delivery of our business capabilities to new and existing customers.

Our Areas of Practice

        We provide IT and network solutions in the following eight practice areas to supplement the needs of our clients in the areas of Defense Transformation, Homeland Defense, Mission Critical Outsourcing and Federal IT Modernization.

  •
  Program Management & Acquisition Support—The program management and acquisition support practice assists clients with initiating, assembling, executing, and managing all sizes of acquisition programs. The practice area provides acquisition strategies, government required documentation (DoD 5000), and solicitation packages, as well as, source selections and contract management support. The practice area manages and oversees high-tech systems development; interprets and synchronizes requirements with system architectures and integrated master plans; and, identifies and tracks technical and programmatic interdependencies and interactions among requirements. The technical staff is skilled in providing systems engineering technical assistance, or SETA, support to client programs for cost, schedule, performance, risk management, and contracting activities.

  •
  Integrated Solutions Development—The integrated solutions development practice focuses on the integration of commercial-off-the-shelf products with custom software engineering. Integrated solutions are deployed using structured Capability Maturity Model Integration, or CMMI, practices to deliver services including feasibility studies and systems planning, enterprise architecture design, rapid prototype development, detailed systems design, implementation, independent verification and validation, testing, life-cycle documentation, and operations and maintenance. This practice area specializes in legacy systems migration to enterprise-wide applications, database-driven web applications (internet, extranet, and intranet), work flow systems implementation, enterprise portal development, enterprise-wide IT integrated services, mobile and wireless solutions, business intelligence (data warehouse and mining solutions) and Enterprise Resource Planning systems implementation.

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

  •
  Learning Solutions—The learning solutions practice focuses on the design, development and delivery of learning and performance interventions to meet the client's individual and organizational performance needs and manage change. The practice area provides front end analysis, blended solutions, web-based and instructor-led training, electronic performance support systems, or EPSS, human performance design, and learning standards and learning infrastructure consulting. Our understanding and experience in the distance learning, e-Learning, and ever changing Learning Management Systems/Learning Content Management Systems environments provides our clients rapid design and deployment of solution-based programs to meet today's requirements and tomorrow's challenges.

  •
  Systems Engineering—The systems engineering practice delivers mission and requirements analysis, enterprise/operational architecture modeling and development, system application and development, system design, validation and verification, integrated logistics support, life cycle engineering, and complex simulation. The technical staff is skilled in command, control, communications, computer and intelligence, or C4I, engineering, object oriented analysis and design, system testing, requirements traceability and specialty disciplines, including reliability/maintainability/availability engineering and safety and sustaining engineering. Many of these skills are focused on military space applications.

  •
  Network Solutions—The network solutions practice designs, engineers, deploys, and manages a full range of networked communications and infrastructure solutions. The practice area provides

    IT and network requirements, definition and analysis, detailed systems design, network and technology selection and procurement, global end-to-end installation, and spectrum/bandwidth management. These solutions encompass voice, video, data, narrowband, broadband and wireless technologies. Applications include large scale enterprise networks and highly secure networks for the government.

  •
  Mission-critical Outsourcing—The mission-critical outsourcing practice uses domain expertise to operate clients' systems and processes vital to their businesses. The practice area offers professional services to perform business process and information technology outsourcing, sustaining engineering, logistics services, and call center operations.

  •
  Logistics—The logistics practice specializes in providing full spectrum logistics support, acquisition support, program management and related information technology services across the complete systems life-cycle with core competencies in systems support, data management, network design and maintenance, systems integration, financial management, engineering test & evaluation, acquisition management supply and maintenance support.

Clients

        We provide our services primarily to Federal Government clients such as the U.S. Air Force (including particularly the Air Force Space Command and Air Force Materiel Command), the U.S. Army, U.S. Navy, the Department of State, the Department of Homeland Security, Department of Agriculture, Department of Energy, Federal Retirement Thrift Investment Board, and the defense intelligence community. In fiscal 2007, we derived approximately 99% of our total revenue from Federal Governmental agencies and approximately 1% of our total revenue from commercial clients.

        We derived approximately 46% of our total revenue in fiscal 2007 and 47% of our total revenue in fiscal 2006 from the DoD and the Intelligence community. In fiscal years 2007 and 2006, work we performed under our Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance, or C4I2TSR, contract vehicle represented approximately 17% and 21%, respectively, of our total revenue. The primary customer under the C4I2TSR contract vehicle is the U.S. Air Force Space Command, however, other Federal government entities typically exercising independent decision making and funding authority use C4I2TSR. No other contract vehicle (exclusive of GSA multiple award schedules) accounted for in excess of 10% of our total revenues in fiscal years 2007 and 2006. We derived approximately 53% of our total revenue in fiscal 2007 and 52% of our total revenue in fiscal 2006 from federal civilian government agencies. Our largest clients on the civilian side of the government are the Department of Homeland Security, Department of State and the Federal Retirement Thrift Investment Board. Fiscal 2007 revenue from civilian agencies organically grew by approximately 14% when compared to fiscal 2006. We believe our contract base is well diversified. In fiscal 2007 and fiscal 2006, we derived approximately 79% and 80%, respectively, of our revenue from contracts on which we acted as prime contractor and derived approximately 21% and 20%, respectively, of our revenue from contracts on which we acted as a subcontractor.

        We often subcontract portions of work to be performed under a contract or task order under which we are the prime contractor. Approximately 20% of our total revenue for fiscal 2007 and 19% of our total revenue for fiscal 2006 was generated by work performed by subcontractors. The subcontractors are sometimes responsible for critical portions of the contracted services. Our subcontracting arrangements typically specify that all terms of the primary contract pass down to the subcontractor. We are not dependent upon any one subcontractor or group of subcontractors to provide a substantial degree of work for us. In addition, it is typical that a subcontractor on one engagement may be a competitor or a client in other situations. We believe that cultivating good relationships with our subcontractors is necessary to maintain our competitive position as well as to facilitate meeting performance obligations under our contracts.

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

        Our total backlog as of December 29, 2007 was approximately $1.45 billion, of which approximately $180 million was funded. There can be no assurance that we will receive the amounts we have included in our backlog or that we will ultimately recognize the full amount of our funded backlog as of December 29, 2007.

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

Employees

        As of December 29, 2007, we had approximately 4,500 employees. Approximately 78% of our employees hold Federal Government security clearances or have passed National Agency Checks. Approximately 13% of our employees hold Top Secret security clearances. A significant portion of our employees who hold Top Secret security clearances also hold Sensitive Compartmental Information clearances, which permit us to bid on highly classified projects. We have no unionized employees and do not have any collective bargaining agreements. However, current contracts or contracts that we may pursue may require us to have unionized employees. We believe we have a good relationship with our employees.

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

Government Contracting and Regulatory Processes

        For fiscal 2007, approximately 99% of our revenue was derived from work performed under Federal Government contracts. The government contracting process differs in many ways from commercial contracting, and involves a high degree of Federal Government regulation and oversight.

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

        When task orders are issued under multiple award ID/IQ contracts or GWACs, each awardee typically has an opportunity to be considered for the task order. The agency desiring contract services may conduct a competition among the interested awardees, resulting in the issuance of a task order to a single contractor. These contracts have increased competition and pricing pressure by concentrating work under fewer contracts, and requiring competition both prior to the initial award of the contract and throughout the term of the contract in order to obtain task orders for the services we provide, requiring that we make sustained post-award marketing efforts to realize revenue under each such contract. In our experience, the key factors in competing successfully for these task orders are technical merit, cost, relevant past performance considerations and client trust. However, even if we are qualified to work on a particular new contract or a contract subject to renewal, we might not be awarded business because of the Federal Government's policy and practice of procuring goods and services from multiple contractors in order to maintain a diverse base of contractors. In addition, ID/IQ contracts and GWACs do not obligate the Federal Government to purchase goods or services above the minimum levels set forth in the contract.

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

        The competitive process presents a number of risks, which are described in greater detail under Item 1A. Risk Factors below.

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

        Larger contracts may also be subject to the Truth in Negotiations Act and Cost Accounting Standards. The Truth in Negotiations Act requires us to provide current, accurate and complete cost or pricing data in connection with the negotiation of a contract, modification or task order that is not subject to full and open competition or other exceptions to the Act. Cost Accounting Standards are applicable to certain contracts and require the contractor to apply consistent accounting practices and comply with specific cost accounting criteria. The FAR "Contract Cost Principles and Procedures" sets forth the rules regarding the allocability and allowability of costs incurred in connection with Federal Government contracts.

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

        Our books and records are subject to audit by the Defense Contract Audit Agency, or DCAA, and other governmental audit agencies to ensure that the costs and hourly rates for which we invoice the Federal Government under cost reimbursable and time and materials contracts are in compliance with the Cost Principles, Cost Accounting Standards and FAR invoicing regulations. Each fiscal year, we must submit final cost data to the Federal Government indicating our actual costs incurred for the prior year, exclusive of certain costs that are not recoverable by Federal Government contractors. This data is audited, and subject to adjustments by the auditing agency based upon established guidance, which may affect our recovery on cost reimbursable contracts for prior fiscal years. These audits may also result in assessment of penalties, interest costs and, in extreme cases, debarment. The Federal Government retains a portion of the fee earned by us under cost reimbursable contracts until contract completion and audit by the DCAA. Audits of our business units by the DCAA have been completed for all fiscal years through 2004 without material adjustments. In the opinion of management, the audits for other fiscal years through fiscal year 2007 will not result in adjustments that would have a material adverse effect on our financial position or results of operations; however, future material adjustments are possible.

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

        Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), are available free of charge on the Investor Relations section of our website at www.si-intl.com as soon as reasonably practicable after we electronically file the material with, or furnish the material to, the Securities and Exchange Commission, or SEC.

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

        We derived approximately 99% of our total revenue in both fiscal 2007 and in fiscal 2006 from Federal Government contracts, either as a prime contractor or a subcontractor. This includes 45.5% and 46.6% of our total revenue in fiscal 2007 and in fiscal 2006, respectively, that we derived, either as a prime contractor or a subcontractor, from contracts with agencies of the DoD and Intelligence community. We expect that we will continue to derive most of our revenue for the foreseeable future from work performed under Federal Government contracts. If we were suspended or otherwise prohibited from contracting with the Federal Government generally, or with any significant agency of the DoD or the Intelligence community, or if our reputation or relationship with the Federal Government or any significant agency of the DoD or the Intelligence community were impaired, or if any of the foregoing otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

        The following chart provides certain information regarding contracts (exclusive of GSA multiple award schedules) or individual task orders (inclusive of task and delivery orders issued on GSA multiple award schedules) that represented in excess of 10% of our total revenues for fiscal years 2007 and 2006:

		Percent of Revenues in
Contract or Task Order				Expiration Date
	Contracting Agency	2007	2006
Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance,or C4I2TSR, contract	U.S. Air Force Space Command	17.1	21.4	2013	*

*
Includes option periods.

        Although our contract with the Department of Homeland Security known as the Service Center Operations Team, or SCOT, contract represented less than 10% of our revenues in fiscal year 2007, it remained an important contract. The SCOT contract was recompeted during 2007, and if we had failed to win the SCOT contract recompete, or any of our other significant contracts, our business would be materially and adversely affected. However, we were successful in winning an award under the SCOT successor contract called the Service Center Operations Support Services, or SCOSS, contract. The SCOSS contract has a one-year base period and two one-year options with a ceiling value of approximately $225 million, if all options and award terms are exercised.

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

        The Company is required under certain contracts to provide a performance bond. The market for performance bonds was severely impacted by certain corporate failures in recent years, the events of September 11, 2001, and continues to be impacted by general economic conditions. Consequently, the sureties for the Company's performance bond program may require additional collateral to issue or renew performance bonds in support of certain contracts. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company's ability to bid for new or renew existing contracts which could have a material adverse effect on the Company's financial condition and results of operations.

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

  •
  we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in a requirement to resubmit proposals on modified specifications or in the termination, reduction or modification of the awarded contract;

  •
  we may be chosen as one of the contractors for a multiple award GWAC, ID/IQ or GSA Schedule contract, but not be awarded a sufficient number of tasks under the contract to justify our time, effort, and expense in bidding on the contract and subsequent task orders;

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

        Many of our Federal Government contracts require employees and facilities used in specific engagements to hold security clearances and to clear agency checks and Defense Security Service, or DSS, checks. Many of our contracts require us to employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If our employees or our facilities lose or are unable to obtain necessary security clearances or successfully clear necessary agency or DSS checks, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the security clearances necessary for our facilities or our employees working on a particular contract or to the extent our facilities or our employees do not successfully clear necessary agency checks or DSS checks, we may not derive the revenue anticipated from the contract, and our operating results could be materially adversely affected.

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

        Some of our activities are subject to the export control laws and regulations administered by the Department of State, Department of Commerce, Treasury Office of Foreign Assets Control, and the Bureau of Customs and Border Protection. Additionally, we are subject to industrial security regulations of the DoD and other federal agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our Federal Government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

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

        The Federal Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, GWACs or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the Federal Government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the Federal Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results. For example, on June 30, 2007, a rule enacted by the U.S. Small Business Administration came into effect concerning the small business certification that companies must provide under contract vehicles with small business set-asides. Under certain circumstances, this rule may require companies to recertify as small businesses after they have been acquired by larger companies. A company that cannot recertify as a small business may experience decreased task orders awarded under contract vehicles, including on contracts with small business set-aside requirements. Additionally, recent changes in the acquisition regulations concerning the process for awarding time and materials and labor hour service contracts may make it more difficult to obtain such contracts in the future.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the Federal Government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

        Federal governmental agencies, including the DCAA, routinely audit and investigate government contracts and government contractors' administrative processes and systems. These agencies review our performance on contracts, pricing practices and cost structure. They also review our compliance with applicable laws, government regulations, policies and standards and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of our administrative processes and systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another government agency, such as the DSS, which verifies security compliance, could materially adversely affect our competitive position and result in a substantial reduction of our revenues. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the Federal Government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.

Failure to maintain strong relationships with other government contractors could result in a decline in our revenue.

        We derived approximately 21% of our total revenue in fiscal 2007 and 20% of our total revenue in fiscal 2006 from contracts under which we acted as a subcontractor or from "teaming" arrangements in which we and other contractors bid together on particular contracts or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be materially adversely affected if any prime contractor or teammate chooses to offer a client services of the type that we provide or if any prime contractor or teammate teams with other companies to independently provide those services.

The calculation of our backlog is subject to numerous uncertainties, and we may not receive the full amounts of revenue estimated under the contracts included in our backlog, which could reduce our revenue in future periods.

        Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of the awarded contracts and task orders we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenues under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency under our contracts, plus estimated future revenues we expect to receive under signed purchase orders with commercial clients. Unfunded backlog is the difference between total backlog and funded backlog. Unfunded backlog reflects our estimate of future revenues under awarded government contracts and task orders for which either funding has not been appropriated or expenditures have not been authorized. Our total backlog does not include estimates of revenue from GWAC or GSA schedules beyond contract or task order awards, but our unfunded backlog does include estimates of revenue beyond contract or task order awards for other types of ID/IQ contracts, including our C4I2TSR contract with the U.S. Air Force Space Command.

        The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract's potential value is based upon factors such as historical trends, competition and budget availability. In the case of contracts which may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of backlog from which we expect to recognize revenues in fiscal 2007 or any future period is likely to be inaccurate because the receipt and timing of any of these revenues is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders, many of which are beyond our control. In addition, we may never receive revenues from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog.

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

        For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 20% of our revenue for fiscal 2007 and 19% of our revenue for fiscal 2006.

Risks Associated with International Operations

Our international business exposes us to additional risks including exchange rate fluctuations, foreign tax and legal regulations and political or economic instability that could materially adversely affect our operating results.

        In connection with providing services to our clients, we are sometimes required to engage in international operations (including international operations under U.S. government contracts). Conducting international business subjects us to risks associated with operating in and selling to foreign countries, including:

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

  •
  imposition or increase of investment and other restrictions or requirements by foreign governments; and

  •
  compliance with U.S. export control laws and regulations, which may impact our ability to provide goods and services abroad.

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

        Some of our contracts require that we perform on a fixed price basis. We derived 37.7% of our total revenue in fiscal 2007 and 28.0% of our total revenue in fiscal 2006 from fixed price contracts. A fixed price contract generally provides that we will receive a specified price for our performance under the contract, regardless of the cost to us of such performance. This requires that we accurately estimate the cost that we will incur to perform our obligations under any contract at the time that we submit our proposal to the applicable government agency. When making proposals for engagements on a fixed price basis, we rely on our estimates of costs and timing for completing the projects. These estimates are subject to numerous variables and uncertainties, and there can be no assurance that the costs of performing under any fixed price contract will not exceed, perhaps substantially, our estimates. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed price contracts, including costs and delays caused by factors outside our control, could make these contracts less profitable than anticipated or could cause us to incur losses, which could be substantial, on these contracts. In the past, we have from time to time incurred losses on some fixed price contracts and our profits on some fixed price contracts have been less than anticipated. Our operating results could be materially adversely affected if the actual costs of performing under these contracts exceed our estimates.

        Many of our contracts are performed on a time and materials basis. A time and materials contract typically provides that we are paid a fixed hourly rate for direct labor costs expended and reimbursed for allowable materials, costs and expenses. We derived 34.7% of our total revenues in fiscal 2007 and 40.2% of our total revenues for fiscal 2006 from time and materials contracts. While time and materials contracts are generally subject to less uncertainty than fixed price contracts, to the extent that our actual labor costs are higher than the contract rates, we may lose money on the contract. Additionally, recent changes in federal acquisition rules concerning the procedures for authorizing time and material and labor hour service contracts may affect our ability to obtain time and material contracts in the future.

Our margins and operating results may suffer if cost reimbursable contracts increase as a percentage of our total government contracts.

        In general, cost reimbursable contracts are the least profitable of our government contracts. Our cost reimbursable contracts generally provide for reimbursement of costs, which are determined to be reasonable, allowable and allocable to the contract, as well as payment of a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Our time and materials contracts generally are more profitable than our cost reimbursable contracts. Cost reimbursable contracts contributed 27.6% and 31.8% of our total revenues in fiscal 2007 and fiscal 2006, respectively. To the extent that cost reimbursable contracts represent an increased proportion of our total government contracts, our operating results could be materially adversely affected.

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

        In connection with any future acquisitions, we may decide to consolidate the operations of any acquired business with our existing operations or to make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions and, in the event that any goodwill resulting from present or future acquisitions is found to be impaired, by goodwill impairment charges. As of December 29, 2007, we had approximately $265.5 million of goodwill resulting from acquisitions on our balance sheet and, to the extent we make future acquisitions, the amount of goodwill could increase, perhaps substantially. Any of the businesses we acquire may also have liabilities or adverse operating issues.

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

        Approximately 20% of our total revenue for fiscal 2007 and 19% of our total revenue for fiscal 2006 was generated by work performed by subcontractors who perform a portion of the work we are obligated to deliver to our clients. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor. In extreme cases, a subcontractor's performance deficiency could result in the Federal Government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

Our indebtedness and debt service obligations may increase substantially and we will be subject to restriction under debt instruments.

        As of December 29, 2007, we had approximately $94.3 million of term debt and $20.0 million of revolving credit debt outstanding under our credit facility. In addition, as of December 29, 2007, we had $40.0 million available for borrowing under the revolving credit facility. On February 13, 2008, we amended and restated the credit facility, increasing the amount available under the revolving line of credit to $140.0 million and reducing our outstanding term debt from approximately $94.3 million to $60.0 million. After the closing of the amended and restated credit facility, we had outstanding term debt of $60.0 million and approximately $56.7 million of revolving credit debt outstanding.

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

        If we fail to comply with the financial covenants in our credit facility, our lenders may exercise remedies, including requiring immediate repayment of all outstanding amounts. These financial covenants are calculated according to the definition of terms contained in the documents governing the credit facility, which may differ from calculations using generally accepted accounting principles, or GAAP. The financial covenants in our credit facility include the following:

  •
  the credit facility requires us to maintain a leverage ratio of funded debt to consolidated EBITDA of 3.75 to 1 throughout the term of the facility; and

  •
  a fixed charge coverage ratio that requires us to maintain a ratio, on a consolidated basis for the twelve month period ending on the last day of any fiscal quarter, of (i) consolidated EBITDA less consolidated capital expenditures for such period, to (ii) the sum of consolidated interest expense plus scheduled funded debt payments plus cash taxes for such period, of greater than or equal to 1.25 to 1.00.

        The borrowings and other amounts due under our credit facility are secured by substantially all of our current and future tangible and intangible assets, including accounts receivable, inventory and capital stock of our existing or future subsidiaries. Our ability to obtain other debt financing may therefore be adversely affected because the lenders under our credit facility will have a prior lien on our assets to secure amounts we owe to them. In addition, upon the occurrence of specified events of default under the credit facility, the lenders would be entitled to demand immediate repayment of all borrowings and other amounts outstanding under the credit facility and to realize upon the collateral pledged under the credit facility to satisfy our obligations to them.

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

        Sales of a substantial number of shares of common stock in the public market in the course of any offering made pursuant to a registration statement, including any subsequent registration statement, or the perception that such sales could occur, could materially adversely affect the market price of our common stock and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate. As of February 29, 2008, we had 13,202,414 shares of common stock outstanding.

SI International's stock price may fluctuate significantly due to one or any combination of factors including volatility in the stock market or in our operating performance or prospects.

        The stock market in general and the market for technology stocks, in particular, has been volatile. Additionally, our revenue and operating results may vary from quarter to quarter and may fall below the expectations of securities analysts and investors. SI International's stock price may decrease significantly due to one or any combination of factors, including those listed in our "Risk Factors" section and others such as:

  •
  estimates or recommendations of securities analysts based on our operating performance or prospects, or the performance or prospects of other companies deemed to be similar to us;

  •
  strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, or strategic investments;

  •
  changes in business strategy by us or our competitors;

  •
  changes in contract requirements by our customers;

  •
  changes in Federal Government spending levels and priorities; and

  •
  failure of Federal Government to approve budgets on a timely basis.

Item 1B.    Unresolved Staff Comments:

        None.

Item 2.    Properties:

        As of December 29, 2007, we leased 28 offices and one warehouse at various U.S. locations for an aggregate of approximately 500,000 square feet in 15 states and the District of Columbia, none of which we sublease to third parties.

        Our corporate offices are located at 12012 Sunset Hills Road, Reston, Virginia in approximately 68,000 square feet of leased space.

        Our other major offices are located in Colorado Springs, Colorado, Harrisonburg, Virginia, and in the Washington DC metropolitan area.

  •
  Our Colorado Springs Campus is a 121,888 square foot facility that replaces two other locations nearby.

  •
  In Harrisonburg, Virginia we occupy two offices (15,507 square feet under a lease that expires in November 2013 and 40,948 square feet under a lease which expires October 2016).

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

        The SEI acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date. Subsequent to the closing date, we received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date. The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by us for this post-closing payment. We believe that, in accordance with GAAP, the SEI selling stockholders should not receive the benefit of the post-closing payment. In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution. We anticipate that this matter will be resolved before the end of 2008.

Item 4.    Submission of Matters to a Vote of Security Holders:

        The Company had no matters submitted to stockholders for their consideration during the fourth quarter ended December 29, 2007.

PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Since November 12, 2002, SI International's common stock has been publicly traded on the NASDAQ Stock Market under the symbol "SINT." Prior to November 12, 2002, SI International's common stock was not publicly traded. The high and low sales prices of SI International's common stock for the time period indicated below, as reported by the NASDAQ Stock Market, were:

	High	Low
Year ended December 29, 2007:
First Quarter	$33.50	$25.01
Second Quarter	$33.76	$26.36
Third Quarter	$34.87	$26.35
Fourth Quarter	$31.05	$24.55
Year ended December 30, 2006:
First Quarter	$35.50	$27.39
Second Quarter	$36.26	$28.17
Third Quarter	$32.15	$26.41
Fourth Quarter	$35.00	$30.34

        As of February 29, 2008, there were approximately 163 holders of record of our common stock. As of February 29, 2008, the closing price of our common stock was $24.88.

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Comparative Stock Price Performance Graph

        The comparisons on the following graph and table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock. The information contained in this table shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall it be incorporated by reference into any previous or future filings under the Securities Act of 1933 or the Exchange Act.

        The following graph compares the cumulative total stockholder return on our common stock from November 12, 2002 (the first trading in common stock of SI International) through December 28, 2007, with the cumulative total return on (i) the NASDAQ Stock Market—U.S. index and (ii) a peer group composed of SI International and the following other Federal Government Service Providers with whom we compete: CACI International Inc., Dynamics Research Corp., ManTech International Corp., MTC Technologies Inc., NCI, Inc., SRA International Inc., ICF International, Inc. and Stanley, Inc.

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

Comparison of Cumulative Total Return Among SI International, Inc.,
The NASDAQ Stock Market—U.S. Index and Federal Government Services
Provider Index

December 29, 2007
SI International	$194.00
NASDAQ Stock Market U.S. Index	198.17
Federal Government Services Provider Index	167.29

Item 6.    Selected Financial Data:

        The selected financial data presented below for our 2007, 2006, 2005, 2004, and 2003 fiscal years are derived from our audited consolidated financial statements included in this Form 10-K. You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Our fiscal year is based on the calendar year and ends each year on the Saturday closest to, but not falling after, December 31 of that year. All fiscal years shown below other than 2005, include 52 weeks. Fiscal 2005 includes 53 weeks.

	Fiscal Year SI International, Inc.
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$510,820	$461,970	$397,919	$262,306	$168,287
Costs and expenses:
Cost of services	325,695	290,675	246,481	166,774	101,940
Selling, general and administrative	138,854	124,847	113,015	71,917	51,569
Depreciation and amortization	3,590	2,692	2,161	2,231	2,009
Amortization of intangible assets	4,047	3,116	2,292	648	—

Total operating expenses	472,186	421,330	363,949	241,570	155,518

Income from operations	38,634	40,640	33,970	20,736	12,769
Other income (expense)	258	88	12	(1)	—
Interest expense, net	(7,154)	(7,731)	(6,103)	(2,760)	(606)

Income before provision for income taxes	31,738	32,997	27,879	17,975	12,163
Provision for income taxes	12,445	12,844	10,942	7,098	4,784

Net income	19,293	20,153	16,937	10,877	7,379

Net income attributable to common stockholders	$19,293	$20,153	$16,937	$10,877	$7,379

Earnings per common share:
Basic	$1.48	$1.61	$1.51	$1.20	$0.87
Diluted	1.45	1.56	1.45	1.14	0.87
Balance Sheet Data (at period end):
Cash and cash equivalents	$13,129	$19,457	$26,160	$3,754	$12,302
Working capital	60,562	64,201	76,023	21,927	39,708
Total assets	461,447	381,133	335,695	212,107	106,627
Total debt, including capital lease obligations	114,525	70,577	99,542	29,291	530
Total stockholders' equity	260,703	239,212	167,869	145,070	81,547
Other Financial Data:
Capital expenditures	6,029	8,507	2,727	1,225	1,291
Net cash provided by (used in) operations	19,233	32,256	26,599	(1,655)	16,079
Net cash used in investing activities	(71,701)	(58,981)	(74,821)	(86,665)	(12,241)
Net cash provided by (used in) financing activities	46,140	20,022	70,628	79,772	(2,392)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations:

        The following discussion and analysis should be read in conjunction with the Item 6. "Selected Consolidated Financial Data," the consolidated financial statements and related notes included elsewhere in this Form 10-K, and the forward-looking disclaimer language in italics before Item 1. "Business".

        Our fiscal year is based on a calendar year and ends each year on the Saturday closest to, but not falling after, December 31 of that year. As a result, our fiscal year may be comprised of 52 or 53 weeks. Our 2005 fiscal year had 53 weeks. Our 2007, 2006, 2004 and 2003 fiscal years each had 52 weeks.

Overview

        We are, first and foremost, a provider of information technology, or IT, and network solutions to the Federal Government. Our clients include the U.S. Air Force, U.S. Army, U.S. Navy, Department of State, Department of Homeland Security, Department of Energy, Department of Agriculture, National Institutes of Health, Federal Retirement Thrift Investment Board, National Guard Bureau, and the Intelligence community. We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, which assist our clients in achieving mission success. We believe that our company is distinguishable from our peers within the federal IT sector in several important respects.

        We employ a "Rapid Response • Rapid Deployment®" methodology that enables the rapid standing up of innovative solutions and the incorporation of additional capabilities in rapid succession. This capability allows us to respond to urgent IT imperatives quickly, often in a matter of months, and within a well defined budget. We can, therefore, provide solutions for current IT needs, while establishing a platform for advancing long-term transformational objectives. We possess a proven ability to respond to high priority information technology and network needs through innovation, and an enviable reputation for timely delivery of robust solutions on assignments where failure is not an option. Our solutions enable clients to respond to new mandates, expand the scope of their missions, and reengineer underlying business processes. We have a demonstrated ability of turning troubled IT projects into winning outcomes and realized exceptional growth from high-quality client engagements. We also utilize mature and proven processes to manage and market large-scale ID/IQ contracts, such as C4I2TSR. We employ a diverse, innovative team that effectively utilizes small business partners' unique skills and expertise for mission critical IT projects.

Fiscal 2007 Review and Fiscal 2008 Outlook

        During the past year, we experienced continued growth in our four key focus areas: Defense Transformation, Homeland Defense, Federal IT Modernization, and Mission-Critical Outsourcing. Virtually all of our engagements with the DoD either directly support, or are closely related to DoD Transformation goals. We will continue aligning our programs and capabilities along our focus areas of Homeland Defense, Federal IT Modernization, Mission-Critical Outsourcing, and Defense Transformation given these sectors most accurately reflect our customer's highest priorities. The Federal Government's increased use of technology drove our growth in 2007. We expect that government initiatives involving information sharing, "net-centric" warfare, and business process transformation will be among our customer base's key focus areas in 2008.

        In June 2007, we acquired LOGTEC, which enhanced our ability to provide a full spectrum logistics support, acquisition support, program management and related information technology services across the complete systems life-cycle with core competencies in systems support, data management, network design and maintenance, systems integration, financial management, engineering test & evaluation, or T&E, acquisition management supply and maintenance support. We service programs for the Army, Navy and Department of Defense such as the Defense Logistics Agency, Defense Finance and Accounting Service, Naval Air Depots and Headquarters, Army Materiel Command. Our logistics teams are playing a key role in implementing the Base Re-alignment & Closure Commission's recommendations; assisting elements of each service as they re-locate and sustain operations.

        For each of fiscal 2007 and fiscal 2006, we received approximately 99% of our revenues from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors, and approximately 1% of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the DoD includes revenues generated from work performed under engagements for both the DoD and the Intelligence community.

	Fiscal Year
	2007	2006	2005
Department of Defense	45.5%	46.6%	46.9%
Federal civilian agencies	53.3%	51.9%	51.2%
Commercial entities	1.2%	1.5%	1.9%

Total revenue	100.0%	100.0%	100.0%

        We have derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Fiscal Year
	2007	2006	2005
Prime contract revenue	78.8%	79.6%	75.4%
Subcontract revenue	21.2%	20.4%	24.6%

Total revenue	100.0%	100.0%	100.0%

        Our services are provided pursuant to three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Fiscal Year
	2007	2006	2005
Cost reimbursable	27.6%	31.8%	30.0%
Time and materials	34.7%	40.2%	43.8%
Fixed price	37.7%	28.0%	26.2%

Total	100.0%	100.0%	100.0%

        Our fixed price revenues, as a percentage of total revenues, increased to approximately 37.7% in fiscal 2007. This increase was primarily due to our contract with the U.S. Patent and Trademark Office which began in 2007 along with additional fixed price task orders or programs with the Air Force, the Office of Personnel Management, Department of Homeland Security and the Department of State.

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

        If we anticipate a loss on a contract accounted for under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), we provide for the full amount of anticipated loss at the time of that determination. Projected losses on all other contracts are recognized as the services and materials are provided.

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

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated.

	Fiscal Year
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services	63.7	62.9	61.9
Selling, general and administrative	27.2	27.0	28.5
Depreciation and amortization	0.7	0.6	0.5
Amortization of intangible assets	0.8	0.7	0.6

Total operating expenses	92.4	91.2	91.5

Income from operations	7.6	8.8	8.5
Interest expense, net	(1.4)	(1.6)	(1.5)

Income before provision for income taxes	6.2	7.2	7.0
Provision for income taxes	2.4	2.8	2.7

Net income	3.8%	4.4%	4.3%

Fiscal year 2007 compared with fiscal year 2006

        Revenue.    Substantially all of our revenue is derived from services and solutions provided to the Federal Government, primarily by our employees and, to a lesser extent, our subcontractors. Revenues from work under Federal Government contracts increased 10.9% to $504.8 million from $455.3 million for the same period in 2006. This increase was attributable to the projects added from the LOGTEC acquisition in June 2007, organic growth in our civilian agency business from new contract awards, successful recompetition wins on existing programs, and new contracts from and growth within existing programs. Commercial and other revenues decreased 10.4% to $6.0 million in 2007 from $6.7 million in 2006. This decrease was attributable to our continued focus on opportunities for the Federal Government. We expect revenue growth to continue primarily from Federal Government civilian and defense organizations.

        Cost of services.    Cost of services includes direct labor and other direct costs, such as materials and subcontracts, incurred to provide our services and solutions to our customers. Generally, changes in cost of services are correlated to changes in revenue as resources are consumed in the production of that revenue. The increase in cost of services from fiscal 2006 to fiscal 2007 was attributable primarily to the increase in revenue along with startup costs incurred with a new contract. As a percentage of revenue, cost of services were 63.7% for fiscal 2007 as compared to 62.9% for fiscal 2006. Cost of services will continue to increase in conjunction with revenue growth.

        Selling, general and administrative expenses.    Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. The increase in selling, general and administrative expenses from fiscal 2006 to fiscal 2007 was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in cost of services as well as the integration of LOGTEC. In fiscal 2007, selling, general and administrative expenses were 27.2% of revenue compared to 27.0% of revenue in fiscal 2006. We believe in future years, indirect costs will continue to grow, but should decrease as a percentage of revenue.

        Depreciation and Amortization.    Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements. As a percentage of revenue, depreciation was 0.7% for fiscal 2007 as compared to 0.6% for the same period in fiscal 2006.

        Amortization of Intangible Assets.    Amortization of intangible assets includes the amortization of intangible assets acquired in connection with our acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets. Identifiable intangible assets are amortized over their estimated useful lives. Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives. For the year ended December 29, 2007, amortization of intangible assets was $4.0 million, compared to $3.1 million for the year ended December 30, 2006. This increase was attributable primarily to the LOGTEC acquisition. As a percentage of revenue amortization of intangible assets was 0.8% for the year ended December 29, 2007 compared to 0.7% for the year ended December 30, 2006.

        Income from operations.    The decrease in income from operations from fiscal 2006 to fiscal 2007 was attributable primarily to the increase in operating costs as described above. As a percentage of revenue, income from operations was 7.6% for fiscal 2007 as compared to 8.8% in fiscal 2006. We expect short-term fluctuations in our operating margins from time to time, such as when we incur substantial start-up costs associated with new customer contracts.

        Interest expense, net.    Interest expense is primarily related to outstanding borrowings under our credit facility, the amortization of loan origination fees, and, to a lesser extent, our interest rate swap agreements. The decrease in interest expense from fiscal 2006 to fiscal 2007 was attributable primarily to a $1.1 million write off of loan origination fees in 2006 due to the prepayments on the term loan partially offset by increased borrowings under our Amended Credit Agreement in connection with the LOGTEC acquisition in June 2007. As a percentage of revenue, interest expense was 1.4% for fiscal 2007 as compared to 1.6% for the same period in fiscal 2006. Interest expense included $0.6 million and $1.8 million of amortization and write-off of deferred financing costs during fiscal years 2007 and 2006, respectively.

        Provision for income taxes.    Our effective tax rate is typically greater than the federal statutory rate of 35% due primarily to state income tax rates and certain nondeductible expenses. Our fiscal year 2007 tax provision represents an effective tax rate of 39.2%. Our fiscal 2006 tax provision represents an effective tax rate of 38.9%.

Fiscal year 2006 compared with fiscal year 2005

        Revenue.    Substantially all of our revenue is derived from services and solutions provided to the Federal Government, primarily by our employees and, to a lesser extent, our subcontractors. Revenues from work under Federal Government contracts increased 16.7% to $455.3 million from $390.3 million for the same period in 2005. This increase was attributable to the acquisition and integration of Zen in the first quarter of 2006, new contract awards, successful recompetition wins on existing programs and growth within existing programs in our three focus areas: Federal IT Modernization/Mission-Critical Outsourcing, Defense Transformation, and Homeland Defense. Commercial and other revenues decreased 11.8% to $6.7 million in 2006 from $7.6 million in 2005. This decrease was attributable to our continued focus on opportunities for the Federal Government. We expect revenue growth to continue primarily from Federal Government civilian and defense organizations.

        Cost of services.    Cost of services includes direct labor and other direct costs, such as materials and subcontracts, incurred to provide our services and solutions to our customers. Generally, changes in cost of services are correlated to changes in revenue as resources are consumed in the production of that revenue. Please note that in our reported financial statements prior to the second quarter ended July 1, 2006, we referred to cost of services as "direct costs". The increase in cost of services from fiscal 2005 to fiscal 2006 was attributable primarily to the increase in revenue. As a percentage of revenue, cost of services were 62.9% for fiscal 2006 as compared to 61.9% for fiscal 2005. Cost of services will continue to increase in conjunction to revenue growth.

        Selling, general and administrative expenses.    Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. Please note that in our reported financial statements prior to the second quarter ended July 1, 2006, we referred to selling, general and administrative expenses as "indirect costs". The increase in selling, general and administrative expenses from fiscal 2005 to fiscal 2006 was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in cost of services as well as the integration of Zen. In fiscal 2006, selling, general and administrative expenses were 27.0% of revenue compared to 28.5% of revenue in fiscal 2005. We believe in future years, indirect costs will continue to grow, but should decrease as a percentage of revenue.

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

        Interest expense, net.    Interest expense is primarily related to interest expense incurred under our outstanding borrowings under our credit facility and, going forward, to a lesser extent, our interest rate swap agreement. The increase in interest expense from fiscal 2005 to fiscal 2006 was attributable primarily to the increased borrowings under our Amended Credit Agreement in connection with the Zen acquisition and the $1.1 million write off of loan origination fees due to the prepayments on the term loan. As a percentage of revenue, interest expense was 1.7% for fiscal 2006 as compared to 1.5% for the same period in fiscal 2005. Interest expense included $1,821,000 and $705,000 of amortization and write-off of deferred financing costs during fiscal years 2006 and 2005, respectively.

        Provision for income taxes.    Our effective tax rate is typically greater than the federal statutory rate of 34% due primarily to state income tax rates and certain nondeductible expenses. Our fiscal year 2006 tax provision represents an effective tax rate of 38.9%. Our fiscal 2005 tax provision represents an effective tax rate of 39.3%.

        The following table sets forth certain items from our consolidated statements of operations.

	Fiscal Year			Percentage Change
	2007	2006	2005	2007-2006	2006-2005
Revenue	$510,820	$461,970	$397,919	10.6%	16.1%
Cost of services	325,695	290,675	246,481	12.0%	17.9%
Selling, general and administrative	138,854	124,847	113,015	11.2%	10.5%
Depreciation and Amortization	3,590	2,692	2,161	33.4%	24.6%
Amortization of Intangible Assets	4,047	3,116	2,292	29.9%	36.0%

Income from Operations	38,634	40,640	33,970	(4.9%)	19.6%
Other Income	258	88	12	193.2%	633.3%
Interest Expense, net	(7,154)	(7,731)	(6,103)	(7.5%)	26.7%
Provision for Income Taxes	12,445	12,844	10,942	(3.1%)	17.4%

Net Income	$19,293	$20,153	$16,937	(4.3%)	19.0%

Supplemental Quarterly Information

        The following table sets forth quarterly unaudited consolidated financial data for the fiscal quarters of 2007 and 2006, expressed in dollars and as a percentage of total revenues for the respective periods. We believe that this unaudited financial information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for each period. All of the fiscal quarters reflected in the following table had thirteen weeks. Some unevenness of revenue from quarter to quarter exists primarily because of the timing of purchases of materials necessary to perform certain obligations under our C4I2SR contract with U.S. Air Force Space Command.

	Fiscal Year 2007(1)				Fiscal Year 2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(dollars in thousands)
Revenue	$113,700	$118,794	$141,109	$137,218	$107,232	$119,233	$119,869	$115,636
Costs and expenses:
Cost of services	70,892	73,733	92,915	88,154	66,609	74,968	77,092	72,006
Selling, general & administrative	32,139	34,078	36,462	36,173	30,546	32,632	30,652	31,017
Depreciation and amortization	794	822	935	1,042	548	673	756	715
Amortization of intangible assets	748	769	1,370	1,160	647	823	823	823

Total operating expenses	104,573	109,402	131,682	126,529	98,350	109,096	109,323	104,561

Income from operations	9,127	9,392	9,427	10,689	8,882	10,137	10,546	11,075
Other income (expense)	71	430	(16)	(228)	30	(101)	31	128
Interest expense, net	(1,397)	(1,572)	(2,201)	(1,984)	(1,782)	(2,693)	(1,720)	(1,536)
Provision for income taxes	3,067	3,226	2,827	3,324	2,816	2,901	3,498	3,629

Net income	$4,734	$5,024	$4,383	$5,153	$4,314	$4,442	$5,359	$6,038

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services	62.3	62.1	65.8	64.2	62.1	62.9	64.3	62.3
Selling, general & administrative	28.3	28.7	25.8	26.4	28.5	27.4	25.6	26.8
Depreciation and amortization	0.7	0.7	0.7	0.8	0.5	0.5	0.6	0.6
Amortization of intangible assets	0.7	0.6	1.0	0.8	0.6	0.7	0.7	0.7

Total operating expenses	92.0	92.1	93.3	92.2	91.7	91.5	91.2	90.4

Income from operations	8.0	7.9	6.7	7.8	8.3	8.5	8.8	9.6
Other income (expense)	0.1	0.3	0.0	(0.2)	0.0	(0.1)	0.0	0.1
Interest expense, net	(1.2)	(1.3)	(1.6)	(1.4)	(1.7)	(2.3)	(1.4)	(1.3)
Provision for income taxes	2.7	2.7	2.0	2.4	2.6	2.4	2.9	3.2

Net income	4.2%	4.2%	3.1%	3.8%	4.0%	3.7%	4.5%	5.2%

(1)
The sum of the quarterly results may not equal full year results due to rounding.

Liquidity and Capital Resources

        General.    Short-term liquidity requirements generally consist of financing working capital, investing in capital expenditures, and the need to fund debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our credit facility.

        We anticipate that our long-term liquidity requirements, including any further acquisitions, will be funded through a combination of cash flow from operations, borrowings under our credit facility, additional secured or unsecured debt or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our credit facility.

        Cash and Cash Equivalents.    We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, as of the end of fiscal year 2007, fiscal year 2006 and fiscal year 2005 were $13.1 million, $19.5 million and $34.0 million, respectively.

        Cash Flow.    The following table sets forth our sources and uses of cash for fiscal years 2007, 2006 and 2005.

	Fiscal Year
	2007	2006	2005
	(in thousands)
Net cash provided by operations	$19,233	$32,256	$25,038
Net cash used in investing activities	(71,701)	(58,981)	(74,821)
Net cash provided by financing activities	46,140	20,022	72,189

Net (decrease) increase in cash	$(6,328)	$(6,703)	$22,406

        Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash provided by operations in fiscal year 2007 was attributable to net income of $19.3 million plus depreciation, amortization and other non-cash items of $14.6 million offset by an increase in working capital of $14.7 million. Cash provided by operations in fiscal year 2006 was mainly attributable to net income of $20.2 million, plus depreciation, amortization and other non-cash items of $11.0 million. Cash used in operations in fiscal year 2005 was attributable to net income of $16.9 million plus depreciation, amortization and other non-cash items of $8.3 million.

        Our cash flow used in investing activities consists primarily of capital expenditures, the purchase and sale of marketable securities, and acquisitions. In fiscal 2007, we paid $59.7 million to acquire LOGTEC, repaid a note payable to former owners for $6.0 million, and purchased capital assets totaling $6 million. In fiscal 2006, we paid $48.4 million to acquire Zen, repaid a contract settlement and a note payable to former owners for $10.3 million, purchased $42 million of marketable securities, and purchased capital assets totaling $8.5 million. We partially offset the cash use with $49.8 million of proceeds from the sale of marketable securities. In fiscal year 2005, we paid $74.0 million for SEI, purchased $42.1 million of marketable securities, and purchased capital assets totaling $2.7 million. We partially offset the cash use with $36.2 million of proceeds from the sale of marketable securities and $8.0 million of former owner payable.

        Our cash flow provided by financing activities consists primarily of borrowings under and payments on our credit facility and proceeds from the issuance and exercise of common stock. Cash provided by financing activities for fiscal year 2007 was attributable to $25.0 million of proceeds from the issuance of term debt, $20.0 million of proceeds from borrowings under our line of credit, $2.0 million of proceeds from the exercise of stock options and $0.3 million of income tax benefit from stock option exercises, net of $0.9 million repayment of term debt, payment of debt issuance fees of $0.1 million, and repayments of capital leases of $0.1 million. Cash provided by financing activities for fiscal year 2006 was attributable to proceeds of $40.3 million from the sale of common stock, $30.0 million of proceeds from the issuance of term debt, $7.4 million of proceeds from the exercise of stock options and $2.1 million of income tax benefit from stock option exercises, net of $59.1 million repayment of term debt, payment of debt issuance fees of $0.6 million, and repayments of capital leases of $0.1 million. Cash provided by financing activities for fiscal year 2005 was attributable to proceeds of $100.0 million from the term loan portion of our credit facility, proceeds of $3.7 million from the exercise of stock options and $1.6 million of income tax benefit from stock option exercises. Cash provided by financing activities was partially offset by repayments of borrowings under the line of credit portion of our credit facility of $29.0 million, payment of debt issuance fees of $3.2 million, partial repayment of the term loan portion of our credit facility of $0.8 million, and repayments of capital leases of $0.1 million.

        Credit facility.    Since 2002, we have maintained a credit facility with Wachovia Bank, National Association or Wachovia Bank, acting as Administration Agent for a syndicate of lenders. The credit facility has been amended from time to time since 2002. The credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock.

        On February 9, 2005, we entered into our Amended and Restated Credit Agreement, which was subsequently amended by a First Amendment to the Amended and Restated Credit Agreement dated February 27, 2006 and a Second Amendment to the Amended and Restated Credit Agreement or the Second Amendment, dated June 8, 2007. The Second Amendment, executed contemporaneously with our closing of the LOGTEC acquisition, increased the amount of outstanding term debt by $25 million, to a total of approximately $95 million. Additionally, we borrowed approximately $25 million under the revolving credit facility. As of December 29, 2007, we had approximately $94.3 million of term debt and $20.0 million of revolving credit debt outstanding under our credit facility.

        On February 13, 2008, we entered into a Second Amended and Restated Credit Agreement or the Second Amended Credit Agreement. The amended and restated credit facility consists of a revolving line of credit of up to $140.0 million and a term loan of $60.0 million. As of February 13, 2008, we had $60.0 million in term debt and approximately $56.7 million of revolving credit debt outstanding. The Second Amended Credit Agreement also amended debt covenant thresholds and lowered the variable rate margins that are be to be applied to London Interbank Offered Rate, or LIBOR, or to an alternative base rate in determining the periodic interest rate.

        At the time the Company borrows funds from either of the loan facilities under the Second Amended Credit Agreement, it may choose from two interest rate options. The Company may elect to have the borrowings bear interest at floating rates equal to LIBOR plus a spread ranging from 85 to 150 basis points or an alternative base rate plus a spread ranging from zero to 50 basis points. Under either the LIBOR or alternative base rate option, the exact interest rate spread will be determined based upon the Company's leverage ratio as defined in the Second Amended Credit Agreement.

        The term loan facility requires final payment in full on the term loan maturity date of February 13, 2013. The outstanding balance under the revolving line of credit facility will accrue interest at a variable rate, with interest only payments being required until the facility matures on February 13, 2013. We may repay either or both of the term loan facility and the revolving loan facility in whole or in part at anytime prior to their respective maturity dates.

Tabular Disclosure of Contractual Obligations

        Our contractual obligations as of December 29, 2007 are as follows (in thousands):

	Payment due by period
Contractual Obligations					More than 5 years
	Total	<1 year	2 - <3 years	4 - 5 years
Capital Lease	$291	$129	$146	$16	$—
Operating Lease	57,964	10,136	19,324	14,803	13,701
Credit Facility	114,265	1,004	22,008	91,253	—

Total	$172,520	$11,269	$41,478	$106,072	$13,701

        Purchase obligations related to existing contracts are with the Federal Government and, in the event any contracts are terminated, we would have the ability to submit a termination claim for outstanding purchases.

        In connection with our acquisition of LOGTEC in June 2007, we increased our total long-term debt to approximately $95 million. During the fiscal year ended December 29, 2007, the Company made regular quarterly payments totaling $0.9 million of outstanding term debt under the credit facility after which the remaining principal balance as of December 29, 2007, was approximately $94.3 million.

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

Off-Balance Sheet Arrangements

        During fiscal year 2007, we were not a party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        Our significant accounting policies are described in Note 2 to our accompanying consolidated financial statements. We consider the accounting policies included in this section to be critical to the understanding of our results of operations. Our critical accounting policies include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Revenue Recognition

        The Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated. Revenue is earned under cost reimbursable, time and materials and fixed price contracts.

        Under cost reimbursable contracts, the Company is reimbursed for allowable costs, and paid a fee, which may be fixed or performance-based. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For certain cost reimbursable contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company's prior award experience and communications with the customer regarding performance. Other performance based fees are recognized upon customer approval.

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

        For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance. However, a significant portion of the Company's fixed price-completion contracts involve the design and development of complex, client systems. For those contracts that are within scope of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

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

Stock Based Compensation

        In December 2004, the Financial Accounting Standards Board or FASB issued Statement of Financial Accounting Standards or SFAS No. 123R, Share Based Payment. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised SFAS No. 123R generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, Accounting for Stock-Based Compensation, as originally issued. The revised SFAS No. 123R requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. All public companies must use either the modified prospective or the modified retrospective transition method.

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Due to the use of the modified prospective method, prior interim periods and fiscal years do not reflect any restated amounts. As disclosed in the stock incentive plan section of Note 10, the Company accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors in December 2005. The Company had no unvested stock options on January 1, 2006. The Company issued 132,400 shares of stock options and 75,200 shares of restricted stock during the fiscal year ended December 29, 2007. The stock compensation expense recognized during the fiscal year ended December 29, 2007 was $1.2 million. As of December 29, 2007, the total remaining unrecognized compensation expense related to unvested options and restricted stock awards was $2.4 million and $2.0 million, respectively, which will be recognized over the weighted average period of 2.5 years.

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

        As of December 29, 2007, we had $114.3 million outstanding under our credit facility. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $1.1 million for the twelve months ended December 29, 2007.

        Effective February 14, 2006, we entered into an interest swap agreement which reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $30.0 million divided into three tranches. As of December 29, 2007, the interest rates of these tranches ranged from 4.05% to 4.74%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current rate ranging from 6.89% to 8.75%. At stated monthly intervals, the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at December 29, 2007 was three thousand dollars. The swap matured on February 14, 2008.

        Effective August 13, 2007, we entered into a second interest swap agreement which further reduces our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $30.0 million as of December 29, 2007, and had a rate of 5.045%. Effective February 13, 2008, the notional value increased to $60.0 million. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current rate ranging from 6.89% to 8.75%. At stated three-month intervals, the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at December 29, 2007 was a current liability of $1.8 million. The swap matures on August 13, 2010.

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

Item 8.    Financial Statements and Supplementary Data:

        The consolidated financial statements of SI International, Inc. are submitted on pages F-1 through F-32 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

        None.

Item 9A.    Controls and Procedures:

        Quarterly Assessment.    We carried out an assessment as of December 29, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.

        CEO and CFO Certifications.    Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of "Certification" of our Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

        Disclosure Controls and Procedures and Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Limitations on the Effectiveness of Controls.    Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        Scope of the Assessments.    The assessment by our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and discussions with our Disclosure Control Committee and others in the Company. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective actions, including process improvements, were being undertaken. Management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission or COSO, to assess the effectiveness of our internal control over financial reporting.

        Our internal control over financial reporting is also assessed on an ongoing basis by management and other personnel in our Accounting and Internal Audit departments. We consider the results of these various assessment activities as we monitor our disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management's intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including improvements and corrections) as conditions warrant. Among other matters, management sought in its assessment to determine whether there were any "material weaknesses" in the Company's internal control over financial reporting, or whether management had identified any acts of fraud involving senior management, management, or other personnel who have a significant role in our internal control over financial reporting. This information was important for management to use in its assessment generally, and also because Section 302 certifications require that our Chief Executive Officer and Chief Financial Officer disclose that information to the Audit Committee of the Board of Directors and to our independent auditors and to report on related matters in this section of the Annual Report on Form 10-K. In the Public Company Accounting Oversight Board's Auditing Standard No. 5, a "material weakness" is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A "deficiency" in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when (a) a control necessary to meet the control objective is missing or (b) an existing control is not properly designed so that, even if the control operates as designed, the control objective would not be met. A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or competence to perform the control effectively. Management also sought to deal with other control matters in the assessment, and in each case if a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

        Evaluation of Disclosure Controls and Procedures.    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 29, 2007 the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        Management's Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007 based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

        Ernst & Young, LLP, an independent registered public accounting firm, also audited the effectiveness of our internal control over financial reporting, as stated in their report that is included elsewhere herein.

        Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LOGTEC, which was acquired June 8, 2007. Since the acquisition of LOGTEC, the Company has focused on extending its compliance program for disclosure controls and procedures and internal control over financial reporting to include LOGTEC. In addition, the Company has established procedures to substantiate the financial information related to the LOGTEC business included in our consolidated financial statements. LOGTEC constituted $14.5 million of our total assets as of December 29, 2007, and $34.5 million of our revenues for the year then ended. However, at this time, the Company has elected not to include an assessment of LOGTEC in management's report on the effectiveness of the Company's internal control over financial reporting in the Company's Form 10-K for the year ended December 29, 2007. This decision is in accordance with guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission providing that a company may elect not to include an acquired subsidiary in its management report on the effectiveness of the company's internal control over financial reporting for a period of up to one year from the acquisition date. Our independent registered public accounting firm's attestation report regarding the effectiveness of our internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of LOGTEC.

        Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting for the fiscal year ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.    Other Information:

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance:

        The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions "Election of Directors" and "Executive Officers," respectively, in the definitive proxy statement of SI International, Inc. for its 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, or the 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

        The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

        The information required by Item 406 of Regulation S-K concerning the Company's Code of Ethics is included under the caption "Election of Directors" in our 2008 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

        The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which Company stockholders may recommend nominees to the Company's Board of Directors is included under the caption "Election of Directors" in our 2008 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

        The information required by Item 407(d)(4) of Regulation S-K concerning the report of the Audit Committee is included under the caption "Report of the Audit Committee" in our 2008 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

        The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption "Election of Directors" in our 2008 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

Item 11.    Executive Compensation:

        The information required by Item 402 of Regulation S-K concerning executive compensation is included under the captions "Compensation Discussion and Analysis" and "Executive Compensation" in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

        The information required by Item 407(e)(4) of Regulation S-K concerning compensation committee interlocks is included under the caption "Election of Directors" in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

        The information required by Item 407(e)(5) of Regulation S-K concerning the report of the Compensation Committee is included under the caption "Report of the Compensation Committee" in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        The information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under executive compensation plans is included under the caption "Equity Compensation Plan Information" in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

        The information required by Item 403 of Regulation S-K concerning stock ownership is included under the caption "Beneficial Ownership" in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence:

        The information required by Item 404 of Regulation S-K concerning transactions with related persons is included under the caption "Certain Relationships and Related Transactions" in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

        The information required by Item 407(a) of Regulation S-K is included under the caption "Election of Directors" in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 14.    Principal Accountant Fees and Services:

        The information required by this Item 14 is included under the captions "Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules:

  (a)
  Documents filed as part of this Report

  1.
  Financial Statements

  A.
  Report of Independent Registered Public Accounting Firm

  B.
  Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

  C.
  Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006

  D.
  Consolidated Statements of Operations for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

  E.
  Consolidated Statements of Stockholders' Equity for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

  F.
  Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

  G.
  Consolidated Statements of Comprehensive Income for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

  H.
  Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules

      Schedule II—Valuation and Qualifying Accounts

    3.
    Exhibits

      The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

  (b)
  Exhibits

      See Item 15(a)(3) above

  (c)
  Not Applicable

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12 day of March, 2008.

SI INTERNATIONAL, INC.
By:	/s/ S. BRADFORD ANTLE S. Bradford Antle President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of S. Bradford Antle and Thomas E. Dunn as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ S BRADFORD ANTLE S. Bradford Antle	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2008
/s/ THOMAS E. DUNN Thomas E. Dunn	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2008
/s/ RAY J. OLESON Ray J. Oleson	Executive Chairman of the Board	March 12, 2008
/s/ MAUREEN A. BAGINSKI Maureen A. Baginski	Director	March 12, 2008
/s/ CHARLES A. BOWSHER Charles A. BowsherM	Director	March 12, 2008
/s/ JAMES E. CRAWFORD, III James E. Crawford, III	Director	March 12, 2008

/s/ WALTER J. CULVER Walter J. Culver	Director	March 12, 2008
/s/ GENERAL R. THOMAS MARSH General R. Thomas Marsh (USAF-Ret.)	Director	March 12, 2008
/s/ GENERAL DENNIS J. REIMER General Dennis J. Reimer (USA-Ret.)	Director	March 12, 2008
/s/ EDWARD H. SPROAT Edward H. Sproat	Director	March 12, 2008
/s/ JOHN P. STENBIT John P. Stenbit	Director	March 12, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Stock Purchase Agreement among the Company, LOGTEC, Inc. and the shareholders of LOGTEC, Inc., dated May 23, 2007 (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2007 and incorporated herein by reference).
3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-87964) filed on October 25, 2002 (the "Third Amendment") and incorporated herein by reference).
3.2	Second Amended and Restated Bylaws, as amended (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 2, 2007 and incorporated herein by reference).
4.1	Registration Rights Agreement, as amended (filed as Exhibit 4.1 to the Third Amendment and incorporated herein by reference).
4.2	Specimen Certificate of our common stock (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1/A (File No. 333-87964) filed on November 5, 2002 (the "Fourth Amendment") and incorporated herein by reference).
4.3	Stock Purchase Agreement, as amended (filed as Exhibit 4.3 to the Fifth Amendment and incorporated herein by reference).
4.4	Amendment to Stock Purchase Agreements (filed as Exhibit 4.4 to the Fourth Amendment and incorporated herein by reference).
10.1	2002 Amended and Restated Omnibus Stock Incentive Plan (filed as Annex B to the Company's Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Stockholders filed on April 21, 2005 and incorporated herein by reference).
10.2	January 2001 Nonqualified Stock Option Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1/A (File No. 333-87964) filed on June 24, 2002 (the "First Amendment") and incorporated herein by reference).
10.3	SI International, Inc. 2001 Service Award Stock Option Plan (filed as Exhibit 10.3 to the First Amendment and incorporated herein by reference).
10.4	1998 Stock Option Plan (filed as Exhibit 10.5 to the First Amendment and incorporated herein by reference).
10.5	Non-Qualified Deferred Compensation Plan, as amended (filed as Exhibit 10.13 to the Company's 2004 10-K and incorporated herein by reference).
10.6	Form of SI International, Inc. Stock Option Agreement Evidencing Grant of Stock Options Under the SI International, Inc. 2002 Amended and Restated Omnibus Stock Incentive Plan, Including Notice of Stock Option Grant (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2005 and incorporated herein by reference).
10.7	Amended and Restated Credit Agreement, dated as of February 9, 2005 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).
10.8	First Amendment to Amended and Restated Credit Agreement, dated February 27, 2006 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 3, 2006 and incorporated herein by reference).
10.9	Second Amendment to Amended and Restated Credit Agreement, dated June 8, 2007 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 3, 2006 and incorporated herein by reference).
10.10	Second Amended and Restated Credit Agreement, dated as of February 13, 2008 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 19, 2008 and incorporated herein by reference).

10.11	Amended and Restated Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2007 and incorporated herein by reference).
10.12	Amended and Restated Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2007 and incorporated herein by reference).
10.13	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference).
10.14	Amended and Restated Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference).
10.15	Executive Employment Agreement with Leslee H. Gault (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on October 2, 2006 and incorporated herein by reference).
10.16	Executive Employment Agreement with Harry D. Gatanas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on November 14, 2005 and incorporated herein by reference).
10.17	Executive Employment Agreement with Marylynn Stowers (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A on February 2, 2006 and incorporated herein by reference).
10.18	Executive Employment Agreement with P. Michael Becraft (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on February 24, 2006 and incorporated herein by reference).
10.19	Consulting Services Agreement with Walter J. Culver (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference).
10.20	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
21.1	Subsidiaries of the registrant (*).
23.1	Consent of Ernst & Young LLP (*).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a 14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*
Indicates filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SI International, Inc.

        We have audited the accompanying consolidated balance sheets of SI International, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI International, Inc. and subsidiaries at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SI International, Inc.'s and subsidiaries' internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
McLean, Virginia March 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SI International, Inc.

        We have audited SI International, Inc. and subsidiaries' internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SI International Inc.'s and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying section titled Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying section titled Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LOGTEC, Inc., which is included in the 2007 consolidated financial statements of SI International, Inc. and subsidiaries and constituted approximately 3% and 2% of total and net assets, respectively, as of December 29, 2007 and approximately 7% and 6% of revenue and net income, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of SI International, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of LOGTEC, Inc.

        In our opinion, SI International, Inc. and subsidiaries maintained in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SI International, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
McLean, Virginia March 10, 2008

SI International, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 29, 2007 and December 30, 2006
(Amounts in thousands, except share data)

	December 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$13,129	$19,457
Accounts receivable, net	117,098	91,972
Other current assets	12,511	8,627

Total current assets	142,738	120,056
Property and equipment, net	15,080	12,372
Intangible assets, net	26,583	20,418
Other assets	11,572	7,661
Goodwill	265,474	220,626

Total assets	$461,447	$381,133

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$26,000	$20,715
Accrued expenses and other current liabilities	35,172	28,547
Note payable—line of credit	20,000	—
Note payable—former owner of acquired business	—	5,839
Current portion of long-term debt	1,004	754

Total current liabilities	82,176	55,855
Long-term debt, net of current portion	93,261	69,452
Deferred income tax	14,241	8,961
Other long-term liabilities	11,066	7,653
Stockholders' equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 13,087,164 and 12,967,377 shares issued and outstanding as of December 29, 2007 and December 30, 2006, respectively	131	130
Additional paid-in capital	188,308	184,845
Accumulated other comprehensive (loss) income	(1,094)	172
Retained earnings	73,358	54,065

Total stockholders' equity	260,703	239,212

Total liabilities and stockholders' equity	$461,447	$381,133

The accompanying notes are an integral part of these consolidated balance sheets.

SI International, Inc. and Subsidiaries
Consolidated Statements of Operations
For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
(Amounts in thousands, except per share data)

	Fiscal Year
	2007	2006	2005
Revenue	$510,820	$461,970	$397,919
Costs and expenses:
Cost of services	325,695	290,675	246,481
Selling, general and administrative	138,854	124,847	113,015
Depreciation and amortization	3,590	2,692	2,161
Amortization of intangible assets	4,047	3,116	2,292

Total operating expenses	472,186	421,330	363,949

Income from operations	38,634	40,640	33,970
Other income	258	88	12
Interest expense, net	(7,154)	(7,731)	(6,103)

Income before provision for income taxes	31,738	32,997	27,879
Provision for income taxes	12,445	12,844	10,942

Net income	$19,293	$20,153	$16,937

Earnings per common share:
Basic	$1.48	$1.61	$1.51
Diluted	$1.45	$1.56	$1.45
Basic weighted-average shares outstanding	13,030	12,507	11,185
Diluted weighted-average shares outstanding	13,304	12,896	11,690

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
(Amounts in thousands, except share data)

	Stockholders' equity
	Common stock		Additional paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 25, 2004	11,047,533	$111	$128,192	$(208)	$16,975	$—	$145,070
Exercise of stock options	293,689	3	3,735	—	—	—	3,738
Amortization of deferred compensation	—	—	(12)	136	—	—	124
Stock-based compensation	—	—	415	72	—		487
Option exercise tax effect	—	—	1,561	—	—	—	1,561
Other	—	—	(48)	—	—	—	(48)
Net income	—	—	—	—	16,937	—	16,937

Balance, December 31, 2005	11,341,222	$114	$133,843	$—	$33,912	$—	$167,869
Exercise of stock options and vesting of restricted stock	426,155	4	7,360	—	—	—	7,364
Offering proceeds, net of offering costs	1,200,000	12	40,243	—	—	—	40,255
Stock-based compensation	—	—	346	—	—	—	346
Option exercise tax effect	—	—	2,117	—	—	—	2,117
Unrealized gain on interest rate swap	—	—	—	—	—	172	172
Tax reserve adjustment	—	—	936	—	—	—	936
Net income	—	—	—	—	20,153	—	20,153

Balance, December 30, 2006	12,967,377	$130	$184,845	$—	$54,065	$172	$239,212
Exercise of stock options and vesting of restricted stock	119,787	1	1,989	—	—	—	1,990
Stock-based compensation	—	—	1,163	—	—	—	1,163
Option exercise tax effect	—	—	311	—	—	—	311
Unrealized loss on interest rate swap	—	—	—	—	—	(1,266)	(1,266)
Net income	—	—	—	—	19,293	—	19,293

Balance, December 29, 2007	13,087,164	$131	$188,308	$—	$73,358	$(1,094)	$260,703

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
(Amounts in thousands)

	Fiscal Year
	2007	2006	2005
Cash flows from operating activities:
Net income	$19,293	$20,153	$16,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,590	2,692	2,161
Amortization of intangible assets	4,047	3,116	2,292
Loss on disposal of fixed assets	39	25	56
Stock-based compensation	1,163	346	611
Deferred income tax provision	4,992	2,645	2,493
Amortization of deferred financing costs and debt discount	785	2,143	705
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,855)	12,361	(14,629)
Other current assets	(2,908)	(534)	(2,684)
Other assets	(4,417)	(3,260)	(1,000)
Accounts payable and accrued expenses	727	(10,944)	15,421
Deferred revenue	3,503	2,383	(275)
Other long-term liabilities	1,274	1,130	2,950

Net cash provided by operating activities	19,233	32,256	25,038

Cash flows from investing activities:
Purchase of property and equipment	(6,029)	(8,507)	(2,727)
Proceeds from sale of marketable securities	59,325	49,850	36,200
Purchase of marketable securities	(59,325)	(42,000)	(42,050)
Former owner payable	(6,000)	(10,322)	8,041
Cash paid for business acquisitions, net of cash assumed	(59,672)	(48,002)	(74,285)

Net cash used in investing activities	(71,701)	(58,981)	(74,821)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	40,255	(48)
Proceeds from exercise of stock options	1,990	7,364	3,738
Income tax benefit for stock option exercises	311	2,117	1,561
Borrowings under line of credit	25,000	—	—
Repayments under line of credit	(5,000)	—	(28,954)
Payments of debt issuance fees	(108)	(552)	(3,238)
Proceeds from long-term debt	25,000	30,000	100,000
Repayments of long-term debt	(941)	(59,044)	(750)
Repayments of capital lease obligations	(112)	(118)	(120)

Net cash provided by financing activities	46,140	20,022	72,189

Net change in cash and cash equivalents	(6,328)	(6,703)	22,406
Cash and cash equivalents, beginning of period	19,457	26,160	3,754

Cash and cash equivalents, end of period	$13,129	$19,457	$26,160

Supplemental disclosures of cash flow information:
Cash payments for interest	$7,468	$6,872	$5,059
Cash payments for income taxes	$10,817	$8,032	$3,593
Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$—	$198	$126

The accompanying notes are an integral part of these consolidated statements.

SI International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
(Amounts in thousands)

	Fiscal Year
	2007	2006	2005
Net income	$19,293	$20,153	$16,937
Unrealized (loss) gain on interest rate swap agreements	(1,266)	172	—

Comprehensive income	$18,027	$20,325	$16,937

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

        SI International was incorporated on October 14, 1998, under the laws of the state of Delaware. The Company is a provider of information technology and network solutions with the Federal Government as a major client. The Company offers a broad spectrum of solutions and services, including design, development, implementation and operations to assist clients in achieving their missions. The Company combines technological and industry experience to provide solutions through service offerings in the areas of program management and acquisition support, integrated solutions development, information security, records management, learning solutions, systems engineering, network solutions and mission-critical outsourcing.

        On January 1, 2001, the Company separated its telecommunications operations, which it obtained pursuant to an acquisition in fiscal year 2000, by contributing the net assets of the telecommunications operations to a sister company, SI Telecom. In October 2002, SI Telecom was merged back into SI International, such that SI Telecom became a wholly-owned subsidiary of SI International. On December 15, 2006, SI International merged two of its wholly-owned subsidiaries, SI International Engineering Inc., a Colorado corporation ("Engineering") and SI International Telecom Corporation, a Delaware corporation, into SI International as part of an internal consolidation of legal entities. The mergers were completed according to an Agreement and Plan of Merger under which Engineering and SI International Telecom Corporation were merged into SI International, which continues as the surviving corporation.

        Since November 12, 2002, our common stock has been publicly traded on the NASDAQ Stock Market under the symbol "SINT". The completion of the initial public offering in November of 2002 raised $47.1 million (after offering costs) in equity capital through the sale of 3,850,000 shares of common stock. On October 6, 2004, the Company completed its secondary offering which raised $51.2 million (after offering costs) cash through the sale of 2,520,000 shares of common stock. On April 7, 2006, we raised $40.3 million (after offering costs) through the sale of 1,200,000 shares of common stock.

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

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies: (Continued)

financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reporting periods

        The Company's fiscal year ends on the Saturday closest to, but not falling after, December 31 of that year. Fiscal years 2006 and 2007 include 52 weeks. Fiscal year 2005 includes 53 weeks. The Company's quarters end on the Saturday nearest to the applicable quarterly month-end.

Cash and cash equivalents

        The Company considers all investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Marketable securities

        During fiscal years 2006 and 2007, the Company invested in auction rate securities which are associated with municipal bond offerings. At the end of fiscal years 2006 and 2007, all of the auction rate securities invested in during the fiscal period were sold prior to the end of the fiscal year.

Revenue recognition

        The Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated. Revenue is earned under cost reimbursable, time and materials and fixed price contracts.

        Under cost reimbursable contracts, the Company is reimbursed for allowable costs, and paid a fee, which may be fixed or performance-based. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For certain cost reimbursable contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company's prior award experience and communications with the customer regarding performance. Other performance based fees are recognized upon customer approval.

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

        For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance. However, a significant portion of the Company's fixed price-completion contracts involve the design and development of complex, client systems. For those contracts that are within scope of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenue is

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies: (Continued)

recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

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

        Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, facts develop that require revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on contracts accounted for under SOP 81-1 are recognized in the period in which they become known. Projected losses on all other contracts are recognized as the services and materials are provided.

        The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Significant customers

        Revenue generated from contracts with the Federal Government, both directly and through other prime contractors, accounted for a significant percentage of revenues in the fiscal years 2007, 2006 and 2005.

	% of revenues Fiscal year
	2007	2006	2005
Department of Defense	45.5%	46.6%	46.9%
Federal civilian agencies	53.3	51.9	51.2
Commercial entities	1.2	1.5	1.9

Total revenue	100.0%	100.0%	100.0%

        We had only one contract that generated more than 10% of our revenue for fiscal years 2007, 2006 and 2005. For fiscal years 2007, 2006 and 2005, revenue from our C4I2SR contract with the U.S. Air Force Space Command represented approximately 17%, 21% and 21%, respectively, of total revenue.

Concentrations of Credit risk

        The Company's assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Accounts receivable consist primarily of billed and unbilled amounts, including indirect cost rate variances, due from various agencies of the Federal Government or prime contractors

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies: (Continued)

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

Accounts receivable and allowance for doubtful accounts

        Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to cover the risk of collecting less than full payment on receivables. The Company reevaluates its receivables on a monthly basis, especially receivables that are past due, and reassesses the allowance for doubtful accounts based on specific client collection issues.

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

Deferred financing costs

        Costs incurred in raising debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Deferred loan costs	$5,635	$5,527
Accumulated amortization	(3,987)	(3,363)

Deferred financing costs, net	$1,648	$2,164

        During 2006, the Company wrote off approximately $1,131,000 of deferred loan costs related to the prepayments of its term loan. Amortization of deferred financing costs was $624,000, $690,000, and $705,000 in fiscal years 2007, 2006 and 2005, respectively.

Impairment of long-lived assets

        Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies: (Continued)

Disposal of Long-Lived Assets and for Long-Lived Assets. Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. The Company believes that no such impairment existed during the fiscal years ended December 29, 2007 and December 30, 2006. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets could change.

Goodwill

        Goodwill represents the excess of cost over net assets acquired resulting from the Company's acquisitions. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Each year, the Company completed its annual impairment test of goodwill. The analyses indicated that no impairment of goodwill existed for either of the fiscal years ended December 29, 2007 and December 30, 2006; however, future impairment reviews may result in the recognition of such impairment.

        The total amount of goodwill as of December 29, 2007 is $265.5 million, of which $219.3 million is expected to be deductible for income tax purposes in future periods.

Intangible assets

        Intangible assets consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Contractual customer relationships	$36,547	$26,336
Non-compete agreements	150	150

Total intangible assets	36,697	26,486
Less: accumulated amortization	(10,114)	(6,068)

Intangible assets, net	$26,583	$20,418

        Intangible assets from acquisitions, which consist primarily of contractual customer relationships, are amortized utilizing an accelerated method over 6 to 14 years, based on their estimated useful lives. The weighted-average amortization period of total intangible assets as of December 29, 2007 is 9.2 years. Amortization expense is estimated to be $4.3 million, $3.8 million, $3.4 million, $2.9 million and $2.7 million for the fiscal years 2008, 2009, 2010, 2011 and 2012, respectively.

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies: (Continued)

Fair value of financial instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, credit facilities, and long-term debt. In management's opinion, the carrying amounts of these financial instruments approximate their fair values at December 29, 2007 and December 30, 2006.

Stock-based compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share Based Payment using the modified prospective transition method. Due to the use of the modified prospective method, prior interim periods and fiscal years do not reflect any restated amounts. The Company accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors in December 2005; thus, the Company had no unvested stock options on January 1, 2006. Since January 1, 2006, the Company has issued 303,425 stock options through December 29, 2007. The total stock compensation expense recognized during fiscal years 2007 and 2006 was $0.7 million and $0.2 million, respectively. The total remaining unrecognized compensation expense related to the unvested options as of December 29, 2007 was $2.4 million, which will be recognized over the weighted average period of 2.5 years.

        From January 1, 2006 through December 29, 2007, the Company has issued 108,025 shares of restricted stock to directors and employees under its 2002 Amended and Restated Omnibus Stock Incentive Plan. The fair value of the restricted stock awards is determined based on the grant date stock price. The compensation expense for restricted stock awards is recognized on a straight-line basis over the vesting term which is typically five years beginning on the date of grant. The total compensation expense recognized during fiscal years 2007 and 2006 was $0.5 million and $0.1 million, respectively. The total remaining unrecognized compensation expense related to the unvested restricted stock awards as of December 29, 2007 was $2.0 million, which will be recognized over the weighted average period of 2.5 years.

        Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options was measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The following table illustrates the effect on net income and earnings per share if the

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies: (Continued)

compensation costs for the Company's stock options had been determined based on SFAS No. 123, Accounting for Stock Based Compensation.

Fiscal Year
2005
Net income—as reported	$16,937
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of tax	371
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of tax	(10,137)

Net income—Pro forma	$7,171

Basic earnings per share—as reported	$1.51
Diluted earnings per share—as reported	$1.45
Basic earnings per share—Pro forma	$0.64
Diluted earnings per share—Pro forma	$0.61

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005:

	Fiscal Year
	2007	2006	2005
Risk-free interest rate	4.48%-5.07%	4.53%-5.07%	3.99%-4.39%
Expected life of options	5 years	5 years	5-7 years
Expected stock price volatility	35%-44%	38%-44%	45%-50%
Expected dividend yield	0%	0%	0%

        The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant over the expected term of the option. The expected life of options is derived from the Company's historical option exercise data. The expected stock price volatility is based on the historical volatility of the Company's common stock.

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

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies: (Continued)

tax assets are reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Earnings per share

        The Company has applied SFAS No. 128, Earnings Per Share, for all fiscal years presented in these consolidated financial statements. SFAS No. 128 requires disclosure of basic and diluted earnings per share or EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period.

        The following details the computation of net income per common share:

	Fiscal Year
	2007	2006	2005
Net income	$19,293	$20,153	$16,937
Weighted average share calculation:
Basic weighted average shares outstanding	13,030	12,507	11,185
Treasury stock effect of stock options and restricted stock	274	389	505

Diluted weighted average shares outstanding	13,304	12,896	11,690

        The total number of weighted average common stock equivalents excluded from the diluted per share computations due to their anti-dilutive effects for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were 270,548, 22,250, and 83,707, respectively.

Derivative Instrument and Hedging Activities

        The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Derivatives are recognized as either assets or liabilities in the consolidated balance sheet, and gains and losses are recognized based on changes in the fair values. Gains and losses on derivatives designated as a hedge, or deemed to be an effective hedge, are deferred in accumulated other comprehensive income in the accompanying consolidated balance sheets, and then recognized upon contract completion. Gains and losses on derivatives that are not designated as a hedge, or that are not intended to be an effective hedge, are recognized upon the changes in fair values and are recorded in the accompanying consolidated statements of operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation. The Company uses the change in variable cash flow method to measure the effectiveness of its hedges.

        From time to time, the Company will enter into interest rate swap agreements to manage exposure to fluctuations in rates on its variable rate debt. These agreements effectively allow the Company to exchange variable rate debt for fixed rate debt. The Company enters into such derivative instrument agreements only to hedge cash flows. The Company does not hold or issue such financial instruments for trading purposes, nor is it a party to leveraged derivatives.

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies: (Continued)

Nonqualified Deferred Compensation Plan

        The Company maintains a non-qualified defined contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation, as permitted by the plan. The Company maintains supplemental retirement savings plan assets that are accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Accounts are Held in a Rabbi Trust and Invested, and the underlying assets are held in a Rabbi Trust. The participants can direct their investments in the nonqualified deferred compensation plan.

        A rabbi trust is a grantor trust established to fund compensation for a select group of management. The assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The assets held by the Rabbi Trust, which are classified as trading securities, are recorded at fair value in the consolidated financial statements as nonqualified deferred compensation plan assets. The participants' investments are recorded at fair value as nonqualified deferred compensation plan obligations.

Segment reporting

        SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has concluded that the Company operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the presentation of the current year.

New accounting pronouncements

        In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses.

        The Company adopted the provisions of FIN 48 at the start of fiscal year 2007. The Company believes that its income tax filing positions will be sustained on audit and does not anticipate any adjustments that will result in a material effect on its financial position, results of operations or cash flows. Therefore, there was no impact at the adoption of FIN 48 and no reserves for uncertain income

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies: (Continued)

tax position have been recorded. The Company had recognized interest and penalties related to tax uncertainties as income tax expense and continued this treatment upon adoption of FIN 48.

        The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2003 through 2006 tax years. State income tax returns are subject to examination for a period of three to six years after filing.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The adoption of SFAS No. 157 is effective with the start of fiscal year 2008 for the Company. The Company believes that the adoption of this statement will not have a material effect on its financial condition, results of operations or cash flows. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP). The FSP amends FASB Statement No. 157, Fair Value Measurements (Statement 157), to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes that the adoption of this statement will not have a material impact on its financial condition, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet evaluated what impact, if any, SFAS No. 141R will have on its results of operations or financial position.

3. Acquisitions:

        On June 8, 2007, the Company acquired LOGTEC, Inc., an Ohio corporation ("LOGTEC"), pursuant to a Share Purchase Agreement dated May 23, 2007 (the "LOGTEC Agreement"). LOGTEC specializes in acquisition and program management, systems and network engineering and integration, software and web-based application development, data management and warehousing, information assurance, and training. LOGTEC's largest clients include the Air Force Materiel Command (AFMC) and Naval Air Systems Command (NAVAIR).

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions: (Continued)

        Under the terms of the LOGTEC Agreement, the Company acquired all of the outstanding capital stock of LOGTEC for $59.7 million in cash, including $0.5 million of transaction costs, of which $5.9 million was deposited in escrow for 15 months after closing in order to secure post-closing indemnity obligations of the sellers. Additionally, the Company has made an election under Section 338(h)(10) of the Internal Revenue Code, which effects the after tax valuation of the LOGTEC acquisition. The transaction was funded through $9.7 million of cash-on-hand, borrowings under our credit facility, which consisted of increasing the term loan by $25 million and drawing $25 million under our revolving line of credit. LOGTEC's trailing revenue for the year ending December 31, 2006 was approximately $54 million (unaudited).

        Based on the final valuation, management has allocated approximately $44.9 million of the purchase price to goodwill based primarily on the excess of the purchase price over the estimated fair value of net assets acquired. Approximately $10.2 million of the purchase price has been assigned to the identifiable intangible assets of contractual customer relationships. Each customer relationship, which includes each customer's contract, is being amortized on an accelerated basis over their remaining useful life of 10 years.

        The total purchase price paid, including transaction costs of $0.5 million, has been allocated as follows (in thousands):

Cash and cash equivalents	$144
Accounts receivable	12,269
Other current assets	222
Property and equipment	314
Accounts payable and accrued expenses	(8,383)
Intangible assets	10,212
Goodwill	44,894

Total consideration	$59,672

        On February 27, 2006, we completed the purchase of Zen Technology, Inc. (Zen), a provider of critical IT services, specializing in managed network services, information assurance, software development and systems engineering, database and systems administration and IT consulting to various U.S. Government agencies. Pursuant to the terms of the Zen Agreement, we acquired all of the outstanding capital stock of Zen for $60 million in cash. Approximately $47.8 million of the purchase consideration has been allocated to goodwill based primarily on the excess purchase price over the estimated fair value of net assets acquired. In addition, approximately $6.9 million and $0.2 million of the purchase price have been assigned to the identifiable intangible assets of contractual relationships and non-competition agreements, respectively. The contractual relationships are being amortized on an accelerated basis over the remaining useful life of 9 years and the non-competition agreements are being amortized on a straight-line basis over 3 years.

        On February 9, 2005, we completed the purchase of Shenandoah Electronic Intelligence, Inc. (SEI). SEI is a provider of critical business process outsourcing primarily for the Department of Homeland Security (DHS). SEI's services include: data and records management; applications processing; file and mail management; analytical support services; and secure optical card processing at one of the largest facilities of its kind. Under the terms of the definitive stock purchase agreement, we acquired SEI for $75 million in cash, subject to certain adjustments totaling approximately $0.6 million.

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions: (Continued)

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

        The following unaudited proforma combined condensed statements of operations (in thousands, except per share) set forth the consolidated results of operations of the Company for the twelve months ended December 29, 2007 and December 30, 2006 as if the acquisitions of Zen and LOGTEC had occurred at the beginning of each period presented. This unaudited proforma information does not purport to be indicative of the actual results that would actually have occurred if the combinations had been in effect for the twelve months ended December 29, 2007 and December 30, 2006.

	Twelve Months Ended
	December 29, 2007	December 30, 2006
Revenue	$538,256	$523,356
Net income	$20,087	$26,536
Diluted earnings per share	$1.51	$2.06

        The operations of SEI, Zen, and LOGTEC have been included in the Company's statements of operations since the respective dates of acquisition.

4. Accounts receivable:

        Accounts receivable consists of the following (in thousands):

	December 29, 2007	December 30, 2006
Billed accounts receivable	$52,814	$46,540
Unbilled accounts receivable:
Currently billable	58,700	41,192
Unbilled retainages and milestones payments expected to be billed within the next 12 months	5,837	5,609
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates (see Note 9)	1,030	136

Total unbilled accounts receivable	65,567	46,937

Allowance for doubtful accounts	(1,283)	(1,505)

Accounts receivable, net	$117,098	$91,972

        The currently billable amounts included as unbilled accounts receivable as of December 29, 2007 and December 30, 2006 represent amounts which are billed during the first quarter of the subsequent year. They are billings for services rendered prior to year-end, which are billed once necessary billing data has been collected and an invoice produced.

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Property and equipment:

        Property and equipment consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Computers and equipment	$12,338	$11,899
Software	4,628	2,972
Furniture and fixtures	6,382	5,072
Leasehold improvements	7,016	4,257

	30,364	24,200
Less—Accumulated depreciation and amortization	(15,284)	(11,828)

Property and equipment, net	$15,080	$12,372

        Property and equipment includes assets financed under capital lease obligations of approximately $221,000 and $341,000, net of accumulated depreciation, as of December 29, 2007 and December 30, 2006, respectively. The increase in the value of Property and Equipment is primarily related to the furnishings in our new Colorado Springs facility.

6. Accrued expenses and other current liabilities:

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Accrued vacation	$7,740	$7,068
Accrued compensation	11,412	8,169
Accrued insurance	1,944	3,059
Accrued subcontractor costs	5,947	805
Fair value of interest rate swap	1,799	—
Accrued bonus	10	4,413
Deferred revenue	2,338	1,081
Other accrued liabilities	3,982	3,952

Accrued expenses and other current liabilities	$35,172	$28,547

7. Income taxes:

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income taxes: (Continued)

        The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows (in thousands):

	December 29, 2007	December 30, 2006
Deferred tax assets (liabilities):
Accounts payable and accrued expenses	$2,452	$1,981
Allowance for doubtful accounts	133	156
Net operating loss	—	222
Deferred rent	877	873
Lease payable	513	—
Deferred compensation	2,064	1,565
Interest rate swap agreement	702	—
Stock compensation	811	529
Deferred revenue	693	770

Total deferred tax asset	8,245	6,096

Prepaid expenses	(155)	(32)
Intangible assets	(15,615)	(11,372)
Unbilled revenue	(1,138)	(810)
Depreciation and amortization	(502)	(473)
Deferred Costs	(2,569)	(832)
Other	—	(130)

Total deferred tax liability	(19,979)	(13,649)

Net deferred tax liability	$(11,734)	$(7,553)

        The provision for income taxes consists of the following (in thousands):

	Fiscal year
	2007	2006	2005
Current provision:
Federal	$6,228	$8,587	$7,100
State	1,225	1,612	1,349
Deferred provision:
Federal	4,480	2,228	2,269
State	512	417	224

Provision for income taxes	$12,445	$12,844	$10,942

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income taxes: (Continued)

        A reconciliation of income taxes at the Federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	2007	2006	2005
Income taxes at the Federal statutory income tax rate	$11,108	$11,549	$9,757
State income taxes, net of Federal benefit	1,291	1,317	1,090
Other, net	46	(22)	95

Provision for income taxes	$12,445	$12,844	$10,942

8. Debt:

        Debt consists of the following (in thousands):

	December 29, 2007	December 30, 2006
Credit facilities:
Line of credit bears interest at LIBOR plus 200 to 275 basis points or a specified base rate plus 100 to 175 basis points (exact rate based upon the Company's leverage ratio), interest due monthly, principal due February 9, 2010	$20,000	$—
Term loan, pursuant to the Second Amendment, as of December 29, 2007 bears interest at LIBOR plus 200 basis points or a specified base rate plus 100 basis points, with twelve consecutive quarterly principal and interest payments of $250,904 starting on December 29, 2007, with the unpaid principal and interest of approximately $91.3 million due on February 9, 2011	94,265	70,206

Total debt	$114,265	$70,206

        Since 2002, the Company has maintained a credit facility with Wachovia Bank, National Association ("Wachovia Bank") acting as Administration Agent for a consortium of lenders. The credit facility has been amended from time to time since 2002. The credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock. On February 9, 2005, we entered into our Amended and Restated Credit Agreement ("Amended Credit Agreement"), which was subsequently amended by a First Amendment dated February 27, 2006 and the Second Amendment to the Amended and Restated Credit Agreement dated June 8, 2007, contemporaneously with the closing of the LOGTEC acquisition. After the LOGTEC acquisition, the Amended Credit Agreement had outstanding term debt of approximately $95 million. Additionally, the Company borrowed approximately $25 million under the revolving credit facility.

        The Company may repay either or both of the term loan facility and the revolving credit facility in whole or in part at anytime prior to their respective maturity dates. As we have the intent to repay the

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Debt: (Continued)

balance on the revolving credit facility within the next twelve months, the outstanding balance has been classified as a current liability.

        As with the previous credit facilities, we are required to maintain compliance with financial and non-financial covenants including, maintaining certain leverage and fixed charge ratios, as well as certain annual limits on our capital expenditures. These ratios will be calculated in accordance with the definitions and terms contained in the documents governing the credit facility, which may be different than calculations pursuant to GAAP. At December 29, 2007, the Company was in compliance with its debt covenants.

        In connection with the execution of the Amended Credit Agreement on February 9, 2005, the Company incurred approximately $3.2 million financing costs. With respect to the First Amendment, the Company incurred approximately $0.6 million in financing costs. With respect to the Second Amendment, the Company incurred approximately $0.1 million in financing costs. Such costs associated with the credit facility were capitalized as deferred financing costs on the balance sheet and amortized over the six year term of the Amended Credit Agreement. Such costs associated with the First Amendment and Second Amendment were being amortized over the remaining term of the Amended Credit Agreement.

        During the fiscal year ended December 29, 2007, the Company made regular quarterly payments totaling $0.9 million of outstanding term debt, after which the remaining principal balance as of December 29, 2007 was approximately $94.3 million. The Company's quarterly payment obligation is $250,904 for twelve consecutive quarters starting from December 29, 2007 through December 30, 2010, with a final payment of approximately $91.3 million on February 9, 2011.

        The annual maturities of long-term debt and the line of credit as of December 29, 2007 are as follows (in thousands):

Fiscal year	Maturity
2008	$1,004
2009	1,004
2010	21,004
2011	91,253
Thereafter	—

Total long-term debt	114,265

        The Company also had a note payable outstanding related to the acquisition of Zen with a face value of $6.0 million including imputed interest as of December 30, 2006 that was paid in May 2007.

        In August 2007, the Company entered into a forward interest rate swap agreement under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreement, covering a combined notional amount of debt totaling $30 million, as of December 29, 2007, provides for swap payments over a thirty-six month period, and are settled on a quarterly basis. The weighted-average fixed interest rate provided by the agreement is 5.045 percent.

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Debt: (Continued)

        The Company accounts for this interest rate swap agreement under the provisions of SFAS No. 133, and has determined that the swap agreement qualifies as an effective hedge. Accordingly, the fair value of the interest rate swap agreement at December 29, 2007 of $1.8 million has been reported in accrued liabilities with an offset, net of an income tax effect, included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

9. Commitments and contingencies:

Leases

        As of December 29, 2007, the Company has noncancelable operating leases, primarily for real estate, that expire over the next ten years. Rental expense during fiscal years 2007, 2006 and 2005 was approximately $9.5 million, $9.4 million and $8.1 million, respectively.

        Future minimum lease payments under noncancelable operating and capital leases as of December 29, 2007 are as follows (in thousands):

Fiscal year	Capital	Operating
2008	$129	$10,136
2009	79	9,916
2010	67	9,408
2011	16	7,863
2012	—	6,940
Thereafter	—	13,701

Total minimum lease payments	291	$57,964

Less—interest element of payment	(31)

Present value of future minimum lease payments	260
Current portion	108

Long-term capital lease	$152

        Subsequent to the purchase of LOGTEC, the Company assumed certain capital and operating leases held at the time of purchase.

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

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Commitments and contingencies: (Continued)

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

        The SEI acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date. Subsequent to the closing date, we received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date. The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by us for this post-closing payment. We believe that, in accordance with GAAP, the SEI selling stockholders should not receive the benefit of the post-closing payment. In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution. We anticipate that this matter will be resolved before the end of 2008.

10. Stockholders' equity:

Common stock

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

Stock incentive plans

        In 2002, the Company adopted the 2002 Stock Incentive Plan, or the Plan, to grant stock options to purchase shares of its common stock to its employees and employees of its affiliates. In March 2005, the Board of Directors increased the number of reserved shares by an additional 160,000 to a total number of 1,920,000 reserved shares. Further, in March 2005, the Board of Directors authorized the acceleration of vesting of certain stock awards under the Plan upon the occurrence of certain change of control events. With this change, future stock awards may include provisions for acceleration of vesting upon the occurrence of certain change of control events. The Board of Directors also authorized the amendment of certain prior stock option awards issued under the Plan such that the exercise price of each such award was greater than or equal to the closing market price of our common stock on NASDAQ as of March 11, 2005. With respect to such designated prior stock option awards, the Board of Directors authorized an amendment to the stock option award to provide for the acceleration of vesting upon the occurrence of certain change of control events.

        In April 2005, the Board of Directors voted to adopt the 2002 Amended and Restated Omnibus Stock Incentive Plan (the "Amended and Restated Plan") and the Amended and Restated Plan was approved by our stockholders at the annual meeting of stockholders held in June 2005. The Amended

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' equity: (Continued)

and Restated Plan amends and restates the Plan by (i) increasing the number of shares of common stock reserved and available under the Plan by 1,000,000 shares to a total share allocation of 2,920,000, (ii) permitting the grant of deferred shares, performance shares and performance units, (iii) prohibiting repricing of options without prior stockholder approval, (iv) limiting the number of shares of common stock and performance units a participant may receive in any calendar year to 300,000 and 500,000, respectively, and adding other administrative provisions to comply with the performance-based compensation exception to the deduction limit of Section 162(m) of the Internal Revenue Code of 1986, as amended; (v) eliminating the provision that previously provided for an automatic increase in the number of shares reserved for issuance under the Amended and Restated Plan each fiscal year by a number equal to the lesser of 160,000 shares and an amount determined by the Board of Directors, (vi) providing that non-qualified stock option grants will be priced at one hundred percent (100%) of fair market value; (vii) providing for minimum vesting periods of stock bonus awards, restricted common stock awards, stock appreciation rights, deferred shares, and other stock awards subject to the possible acceleration of the vesting schedule at the discretion of the administrator; (viii) providing that future amendments to the Amended and Restated Plan that increase the number of shares allocated, modify participation requirements, or materially increase benefits accruing to the participants under the Plan will be subject to stockholder approval; and (ix) making other technical changes to the Plan.

        On December 13, 2005, the Board of Directors approved the accelerated vesting of unvested stock options previously awarded to employees, officers and directors as of December 7, 2005 in light of new accounting regulations that were to come into effect January 1, 2006. Based on SFAS No. 123R, the Board took the action to accelerate the unvested stock options with the belief that it was in the best interest of stockholders, as it reduced the Company's reported compensation expense in future periods. The acceleration generated compensation expense of approximately $0.4 million determined under the intrinsic value method.

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' equity: (Continued)

        The Company's option activity and price information for the three-year period ended December 29, 2007 is as follows:

	Options	Shares exercisable	Weighted-average exercise price
Balance, December 25, 2004	1,405,257		$14.93
Options exercisable at December 25, 2004		546,646	13.40
2005 grants	687,097		28.19
2005 exercises	(293,689)		(12.73)
2005 forfeitures	(47,728)		(18.00)

Balance, December 31, 2005	1,750,937		$20.29
Options exercisable at December 31, 2005		1,750,937	20.29
2006 grants	171,025		29.25
2006 exercises	(425,530)		(17.33)
2006 forfeitures	(1,876)		(27.76)

Balance, December 30, 2006	1,494,556		$22.33
Options exercisable at December 30, 2006		1,302,055	21.46
2007 grants	132,400		28.42
2007 exercises	(112,724)		(17.67)
2007 forfeitures	(23,071)		(27.71)

Balance, December 29, 2007	1,491,161		$23.00
Options exercisable at December 29, 2007		1,233,331	21.79

        The following table shows the number of options outstanding, the weighted average exercise price, the weighted average remaining life, and the options exercisable for each range of exercise prices of options outstanding at December 29, 2007.

Range of Exercise Price	Number of Options Outstanding	Weighted Avg. Exercise Price	Weighted Average Remaining Life	Options Exercisable	Weighted Avg. Exercise Price
$ 1.58- 9.27	21,434	$8.69	3.5	21,434	$8.69
$ 10.81- 14.00	334,382	$13.79	3.9	334,382	$13.79
$ 16.40- 19.26	261,468	$16.49	6.0	261,468	$16.49
$ 20.55- 26.60	154,720	$25.97	7.1	150,620	$25.95
$ 26.80- 29.87	523,824	$28.30	8.0	302,024	$28.21
$ 30.36- 33.01	194,820	$31.07	8.0	162,890	$30.99
$556.25-$556.26	513	$556.26	0.1	513	$556.26

Total	1,491,161	$23.00	6.8	1,233,331	$21.79

        Each stock option grant establishes the vesting schedule applicable to the grant. The weighted-average remaining contractual life of the stock options outstanding and exercisable as of December 29, 2007 was 6.3 years with the maximum contractual term of 10 years. The weighted-average remaining contractual life of the stock options outstanding and exercisable as of December 30, 2006 was 7.2 years.

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' equity: (Continued)

        The weighted-average grant-date fair value of options granted during the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $11.27, $12.75 and $14.50 respectively. The total intrinsic value of options exercised during the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $1.4 million, $6.4 million and $4.9 million, respectively. The total intrinsic value was $8.1 million for both options outstanding and options exercisable as of December 29, 2007.

        Prior to fiscal 2006, the Company's stock incentive plan consisted principally of stock options. During fiscal 2006, the Company revised its stock incentive arrangement to provide restricted stock awards to directors and employees.

        A summary of non-vested stock options and restricted awards under the plan as of December 29, 2007, is presented below:

	Stock options	Weighted average fair value	Restricted awards	Weighted average fair value
Non-vested shares outstanding at December 30, 2006	166,250	$12.75	32,200	$28.98
Granted	132,400	11.27	75,200	28.48
Vested	(35,805)	12.71	(7,063)	29.07
Forfeited	(5,015)	12.24	(1,465)	28.49

Non-vested shares outstanding at December 29, 2007	257,830	$11.97	98,872	$28.60

        During its fiscal year ended 2001 and continuing into the fiscal year ended 2002, the Company issued options with exercise prices which were less than the fair value of SI International's common stock at the date of option grant. Total deferred compensation related to these option grants was $518,000 for the fiscal year ended December 28, 2002 and $142,000 for the fiscal year ended December 29, 2001. This deferred compensation was amortized over the vesting period of the related options. Such non-cash stock-based compensation expense totaled $196,000 in fiscal year 2005 which amounted to the remaining compensation expense to be recognized for these option grants.

Stock repurchase program

        During the Company's Board of Directors meeting on December 6, 2005, the Board authorized the repurchase of up to 300,000 shares of its common stock up to an aggregate maximum dollar amount of $8 million. The Company has approximately 13.1 million shares outstanding as of December 29, 2007. Timing and volume of any purchases will be guided by management's assessment of market conditions, securities law limitations, the number of shares of common stock outstanding, and alternative, potentially higher value uses for cash resources. The repurchase plan may be suspended or discontinued at any time without prior notice.

11. Retirement plans:

        SI International has a defined contribution 401(k) Retirement/Savings Plan (the Plan) to provide retirement benefits for all eligible employees of the Company. Employees are eligible to participate in the Plan beginning on the first of the month following the start of employment and attainment of age 21. Under the Plan, eligible employees may contribute from 1% to 15% of pre-tax compensation. The

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Retirement plans: (Continued)

Plan also allows for after-tax contribution up to 5% of compensation. The Company makes an annual matching contribution and, at its discretion, may make an annual profit-sharing contribution. For fiscal years 2007 and 2006, there was no profit-sharing contribution made to the Plan by the Company. A profit-sharing contribution of $1.0 million was made by the Company for fiscal year 2005. The Company's matching contribution to the Plan for fiscal years 2007, 2006 and 2005 was approximately $2.6 million, $2.1 million, and $1.8 million, respectively.

Nonqualified Deferred Compensation Plan

        The SI International Nonqualified Deferred Compensation Plan (the "Plan") provides a select group of management, members of the Board of Directors or highly compensated employees ("Eligible Employees") of the Company with the opportunity to defer the receipt of certain pre-tax cash compensation up to 50 percent of their base compensation, and up to 100 percent of their bonus and commissions. The Company may make a discretionary contribution in any amount on behalf of one or more Participants at the end of each fiscal year. Company contributions vest after 3 years, and vesting is accelerated in the event of a change of control of the Company. Participant deferrals and Company contributions will be credited with the rate of return based on the investment options and asset allocations selected by the Participant. Participants may change their asset allocation as often as daily, if they so chose. A rabbi trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the Plan are made upon retirement, termination, death, or total disability.

        The Plan obligations due to participants totaled $5.3 million at December 29, 2007, which is included in other long-term liabilities in the accompanying consolidated balance sheet.

        The Company maintains investment assets in a rabbi trust to offset the obligations under the Plan. The value of the investments in the rabbi trust was $4.7 million at December 29, 2007. Investment losses were $0.1 million for the year ended December 29, 2007.

12. Interim financial data (unaudited)

	Fiscal Year 2007				Fiscal Year 2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(dollars in thousands)
Revenue	$113,700	$118,794	$141,109	$137,218	$107,232	$119,233	$119,869	$115,636
Income from operations	$9,127	$9,392	$9,427	$10,689	$8,882	$10,137	$10,546	$11,075
Net income	$4,734	$5,024	$4,383	$5,153	$4,314	$4,442	$5,359	$6,038
Basic net income per share	$0.36	$0.39	$0.34	$0.39	$0.38	$0.35	$0.42	$0.47
Diluted net income per share	$0.36	$0.38	$0.33	$0.39	$0.36	$0.34	$0.41	$0.45

13. Subsequent Event (unaudited)

        On February 13, 2008, we entered into a Second Amended and Restated Credit Agreement (the "Second Amended Credit Agreement"). The amended and restated credit facility consists of a revolving line of credit of up to $140.0 million and a term loan of $60.0 million. As of February 13, 2008, we had $60.0 million in term debt and approximately $56.7 million of revolving credit debt outstanding. The Second Amended Credit Agreement also amended debt covenant thresholds and

SI International, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Subsequent Event (unaudited) (Continued)

lowered the variable rate margins that are be to be applied to LIBOR or an alternative base rate in determining the periodic interest rate.

        At the time the Company borrows funds from either of the loan facilities under the Second Amended Credit Agreement, it may choose from two interest rate options. The Company may elect to have the borrowings bear interest at floating rates equal to LIBOR plus a spread ranging from 87.5 to 150 basis points or an alternative base rate plus a spread ranging from zero to 50 basis points. Under either the LIBOR or an alternative base rate option, the exact interest rate spread will be determined based upon the Company's leverage ratio as defined in the Second Amended Credit Agreement.

        The term loan facility requires final payment in full on the term loan maturity date of February 13, 2013. The outstanding balance under the revolving line of credit facility will accrue interest at a variable rate, with interest only payments being required until the facility matures on February 13, 2013. We may repay either or both of the term loan facility and the revolving loan facility in whole or in part at anytime prior to their respective maturity dates.

SI International, Inc. and Subsidiaries
(See Note 1 to Consolidated Financial Statements)
Schedule II—Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Acquired in business combinations	Deductions	Balance at end of period
For the fiscal year ended December 31, 2005
Deducted from assets accounts:
Allowance for doubtful accounts	1,144	52	1,106	793	1,509
For the fiscal year ended December 30, 2006
Deducted from assets accounts:
Allowance for doubtful accounts	1,509	—	—	4	1,505
For the fiscal year ended December 29, 2007
Deducted from assets accounts:
Allowance for doubtful accounts	1,505	—	—	222	1,283

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
SI INTERNATIONAL, INC. FORM 10-K
BUSINESS INFORMATION
PART I
  Item 1. Business
  Item 1A. Risk Factors
Risks Related to Our Industry
Risks Associated with International Operations
Risks Related to Our Business
Risks Related to Our Common Stock
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Comparative Stock Price Performance Graph
Comparison of Cumulative Total Return Among SI International, Inc., The NASDAQ Stock Market—U.S. Index and Federal Government Services Provider Index
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
SI International, Inc. and Subsidiaries Consolidated Balance Sheets As of December 29, 2007 and December 30, 2006 (Amounts in thousands, except share data)
SI International, Inc. and Subsidiaries Consolidated Statements of Operations For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 (Amounts in thousands, except per share data)
SI International, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 (Amounts in thousands, except share data)
SI International, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 (Amounts in thousands)
SI International, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 (Amounts in thousands)
SI International, Inc. Notes to Consolidated Financial Statements
SI International, Inc. and Subsidiaries (See Note 1 to Consolidated Financial Statements) Schedule II—Valuation and Qualifying Accounts (In Thousands)