Form 10-Q
period 2008-03-29
SI INTERNATIONAL INC
filed 2008-05-07
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 29, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)   ☐Yes  ☒ No

As of May 1, 2008, we had 13,270,319 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

Unaudited

	March 29, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$21,030	$13,129
Accounts receivable, net	117,124	117,098
Other current assets	13,471	12,511
Total current assets	151,625	142,738
Property and equipment, net	15,186	15,080
Intangible assets, net	25,468	26,583
Other assets	11,974	11,572
Goodwill	265,474	265,474
Total assets	$469,727	$461,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	23,632	26,000
Accrued expenses and other current liabilities	41,548	35,172
Note payable – line of credit	—	20,000
Current portion of long-term debt	—	1,004
Total current liabilities	65,180	82,176
Long-term debt, net of current portion	116,750	93,261
Deferred income tax, net	13,543	14,241
Other long-term liabilities	10,518	11,066
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 13,103,086 and 13,087,164 shares issued and outstanding as of March 29, 2008 and December 29, 2007, respectively	131	131
Additional paid-in capital	188,992	188,308
Accumulated other comprehensive loss	(2,176)	(1,094)
Retained earnings	76,789	73,358
Total stockholders’ equity	263,736	260,703
Total liabilities and stockholders’ equity	$469,727	$461,447

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenue	$134,357	$113,700
Costs and expenses:
Cost of services	88,262	70,892
Selling, general and administrative	36,447	32,068
Depreciation and amortization	1,094	794
Amortization of intangible assets	1,115	748
Total operating expenses	126,918	104,502
Income from operations	7,439	9,198
Interest expense, net	(1,721)	(1,397)
Income before provision for income taxes	5,718	7,801
Provision for income taxes	2,287	3,067
Net income	$3,431	$4,734
Earnings per common share:
Basic	$0.26	$0.36
Diluted	$0.26	$0.36
Basic weighted-average shares outstanding	13,101	12,977
Diluted weighted-average shares outstanding	13,315	13,252

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$3,431	$4,734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,094	794
Amortization of intangible assets	1,115	748
Stock-based compensation	388	203
Loss on disposal of fixed assets	—	35
Amortization of deferred financing costs	181	249
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(26)	(5,525)
Other current assets	(919)	(2,590)
Other assets	311	(2,938)
Accounts payable and accrued expenses	2,240	(2,712)
Other long term liabilities	(531)	153
Net cash provided by (used in) operating activities	7,284	(6,849)
Cash flows from investing activities:
Purchase of property and equipment	(1,200)	(1,955)
Proceeds from sale of marketable securities	—	23,000
Purchase of marketable securities	—	(28,000)
Cash paid for business acquisitions, net of cash assumed	—	(23)
Net cash used in investing activities	(1,200)	(6,978)
Cash flows from financing activities:
Borrowings under line of credit	56,750	—
Repayments under line of credit.	(20,000)	—
Proceeds from exercise of stock options	229	581
Income tax benefit for stock option exercises	66	—
Proceeds from long-term debt	60,000	—
Repayments of long-term debt	(94,265)	(188)
Payments of debt issuance costs	(935)	—
Repayments of capital lease obligations	(28)	(23)
Net cash provided by financing activities	1,817	370
Net change in cash and cash equivalents	7,901	(13,457)
Cash and cash equivalents, beginning of period	13,129	19,457
Cash and cash equivalents, end of period	$21,030	$6,000
Supplemental disclosures of cash flow information:
Cash payments for interest	$1,876	$1,454
Cash payments for income taxes	$2,551	$2,369

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(Amounts in thousands)

Unaudited

	Three Months Ended
	March 29, 2008	March 31, 2007
Net income.	$3,431	$4,734
Unrealized loss on interest rate swap agreements	(1,082)	(41)

Comprehensive income	$2,349	$4,693

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008.  For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K for the year ended December 29, 2007.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

2.                                      Summary of significant accounting policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of SI International, Inc. and its wholly-owned subsidiaries.   All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Reporting periods

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  Typically, fiscal quarters also end on the Saturday nearest, but not falling after, the end of the calendar quarter.  However, we will end those fiscal quarters presented in our Forms 10-Q (the first three fiscal quarters) on the Saturday which provides us with a 13-week quarter even if that Saturday falls after the end of the calendar quarter.  As a result, in the future, if our fiscal year comprises 53 weeks, the first three quarters shall each be comprised of 13 weeks and the fourth quarter shall be comprised of 14 weeks.

Consistent with this policy, our first quarter ended March 29, 2008 was a 13-week quarter.

Cash and cash equivalents

We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Marketable securities

During the fiscal quarter ended March 29, 2008, the Company did not invest in auction rate securities.  During the fiscal quarter ended March 31, 2007, the Company invested in municipal auction rate securities. The Company’s marketable securities were classified as available for sale and were recorded at quoted market prices that approximated cost.

Revenue Recognition

The Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated.  Revenue is earned under cost reimbursable, time and materials and fixed price contracts.

Under cost reimbursable contracts, the Company is reimbursed for allowable costs, and paid a fee, which may be fixed or performance-based. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For certain cost reimbursable contracts that include performance-based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.  Other performance-based fees are recognized upon customer approval.

Revenues on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.  For fixed price contracts that are based on unit pricing or level of effort, the Company recognizes revenue for the number of units delivered in any given fiscal period.  For fixed price contracts in which the Company is paid a specific amount to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.

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

Significant customers

Revenue generated from contracts with the Federal government, both directly and through other prime contractors, accounted for a significant percent of revenues in the fiscal quarters ending March 29, 2008 and March 31, 2007, as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007

Department of Defense	42.0%	44.9%
Federal civilian agencies	57.1	53.4
Commercial entities	0.9	1.7
Total revenue	100.0%	100.0%

For the three months ended March 29, 2008 and March 31, 2007, we had one contract vehicle that generated more than 10% of our revenue.  That contract is our Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance contract vehicle, or C4I2TSR, which is an Indefinite Delivery-Indefinite Quantity, or ID/IQ, contract vehicle administered and primarily used by the U.S. Air Force Space Command, however, it is also available for use by different Federal Government agencies.  As there are projects issued under C4I2TSR for different customers, we assign and report revenue generated from any task order to the appropriate Company business unit.  Under this approach, for the three months ended March 29, 2008 and March 31, 2007, our C4I2TSR contract vehicle represented approximately 10.7% and 20.1% of our revenue, respectively.

Deferred financing costs

Costs incurred in raising debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	March 29, 2008	December 29, 2007

Deferred loan costs	$6,530	$5,635
Accumulated amortization	(4,168)	(3,987)
Deferred financing costs, net	$2,362	$1,648

The increase in deferred loan costs of approximately $0.9 million in the first quarter of fiscal year 2008 was due to the Company’s execution of its Second Amended and Restated Credit Agreement on February 13, 2008, as more fully described in Note 7.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, credit facilities, and long-term debt. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at March 29, 2008 and December 29, 2007.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, using the modified prospective transition method.  Due to the use of the modified prospective method, prior interim periods and fiscal years do not reflect any restated amounts.  The Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005; thus the Company had no unvested stock options on January 1, 2006.  Since January 1, 2006, the Company has issued 499,525 stock options through March 29, 2008.  The total stock compensation expense recognized for stock options during the quarters ended March 29, 2008 and March 31, 2007 was $0.2 million and $0.1 million, respectively. The total remaining unrecognized compensation expense related to the unvested options as of March 29, 2008 was $3.9 million.

From January 1, 2006 through March 29, 2008, the Company has issued 179,725 shares of restricted stock to directors and employees under its 2002 Amended and Restated Omnibus Stock Incentive Plan. The fair value of the restricted stock awards is determined based on the grant date stock price. The compensation expense for restricted stock awards is recognized beginning on the date of grant on either a straight-line basis over the vesting term, which is typically five years, or over the expected period of performance for awards with performance-based vesting. The total compensation expense recognized during fiscal quarters ended March 29, 2008 and March 31, 2007 was $0.2 million and $0.1 million, respectively. The total remaining unrecognized compensation expense related to the unvested restricted stock awards as of March 29, 2008 was $3.5 million.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal periods ended March 29, 2008 and March 31, 2007:

	Three Months Ended
	March 29, 2008	March 31, 2007
Risk-free interest rate	2.89%	4.48%
Expected life of options	5 years	5 years
Expected stock price volatility	42%	36%
Expected dividend yield	0%	0%

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

The following details the computation of net income per common share (in thousands):

	Three Months Ended
	March 28, 2008	March 31, 2007

Net Income – Basic and Diluted	$3,431	$4,734

Weighted-average share calculation:
Basic weighted-average shares outstanding	13,101	12,977
Treasury stock effect of stock options and restricted stock	214	275

Diluted weighted average shares outstanding	13,315	13,252

Derivative Instrument and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Derivatives are recognized as either assets or liabilities in the consolidated balance sheet, and gains and losses are recognized based on changes in the fair values. Gains and losses on derivatives designated as a hedge, or deemed to be an effective hedge, are deferred in accumulated other comprehensive loss in the accompanying consolidated balance sheets. Gains and losses on derivatives that are not designated as a hedge, or that are not intended to be an effective hedge, are recognized upon the changes in fair values and are recorded in the accompanying consolidated statements of operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation. The Company uses the change in variable cash flow method to measure the effectiveness of its hedges.

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

A rabbi trust is a grantor trust established to fund compensation for a select group of management. The assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The assets held by the rabbi trust, which are classified as trading securities, are recorded at fair value in the consolidated financial statements as nonqualified deferred compensation plan assets. The participants’ investments are recorded at fair value as nonqualified deferred compensation plan obligations.

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

New accounting pronouncements

In the first quarter of 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2. The adoption of SFAS No. 157 did not have a material impact on our results of operations, financial position or cash flows.

The fair-value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The amount of financial assets and liabilities we recorded at fair value at March 29, 2008 totaled $4.4 million and $8.6 million, respectively. The $4.4 million of financial assets, held in a rabbi trust, and $5.0 million of financial liabilities are related to our non-qualified deferred compensation plan.  We determined the value of the deferred compensation plan assets and liabilities using Level 1 methodology.  The remaining $3.6 million of financial liabilities relates to an interest rate swap derivative financial instrument with the fair value measured using the Level 2 methodology.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 . SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on its financial condition, results of operations or cash flows, as we did not elect to measure any items at fair value under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any non-controlling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet evaluated what impact, if any, SFAS No. 141R will have on its results of operations or financial position.

3.                                 Accounts receivable:

Accounts receivable consists of the following (in thousands):

	March 29, 2008	December 29, 2007

Billed accounts receivable	$48,404	$52,814
Unbilled accounts receivable:
Currently billable	64,329	58,700
Unbilled retainages and milestone payments expected to be billed within the next 12 months	4,572	5,837
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	1,102	1,030
Total unbilled accounts receivable	118,407	65,567
Allowance for doubtful accounts	(1,283)	(1,283)
Accounts receivable, net	$117,124	$117,098

The currently billable amounts included as unbilled accounts receivable as of March 29, 2008 and December 29, 2007 represent amounts which are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

4.                                      Property and equipment:

Property and equipment consist of the following (in thousands):

	March 29, 2008	December 29, 2007
Computers and equipment	$12,570	$12,338
Software	4,466	4,628
Furniture and fixtures	6,459	6,382
Leasehold improvements	8,069	7,016
Total property and equipment	31,564	30,364
Less—Accumulated depreciation and amortization	(16,378)	(15,284)
Property and equipment, net	$15,186	$15,080

Property and equipment includes assets financed under capital lease obligations of approximately $195,000 and $221,000, net of accumulated amortization, as of March 29, 2008 and December 29, 2007, respectively.

5.                                      Intangible assets

Intangible assets consist of the following (in thousands):

	March 29, 2008	December 29, 2007
Contractual customer relationships	$36,547	$36,547
Non-compete agreements	150	150
Total intangible assets	36,697	36,697
Less: Accumulated amortization	(11,229)	(10,114)
Intangible assets, net	$25,468	$26,583

Intangible assets from acquisitions, which consist primarily of contractual customer relationships, are amortized utilizing an accelerated method over 6 to 14 years, based on their estimated useful lives. The weighted-average amortization period of total intangible assets as of March 29, 2008, is 9.0 years.  Amortization expense is estimated to be $4.3 million, $3.8 million, $3.4 million, $2.9 million, and $2.7 million for the years 2008, 2009, 2010, 2011 and 2012, respectively.

6.                                      Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 29, 2008	December 29, 2007
Accrued vacation	$8,549	$7,740
Accrued compensation	8,787	11,412
Accrued insurance	2,974	1,944
Accrued subcontractor costs	10,313	5,947
Fair value of interest rate swap	3,580	1,799
Deferred revenue	3,211	2,338
Other accrued liabilities	4,134	3,992
Accrued expenses and other current liabilities	$41,548	$35,172

7.                                      Debt:

Debt consists of the following (in thousands):

December 29, 2007
Credit facilities*:
Line of credit bears interest at LIBOR plus 200 to 275 basis points or a specified base rate plus 100 to 175 basis points (exact rate based upon the Company’s leverage ratio), interest due monthly, principal due February 9, 2010	$20,000
Term loan, pursuant to the Second Amendment, as of December 29, 2007 bears interest at LIBOR plus 200 basis points or a specified base rate plus 100 basis points, with twelve consecutive quarterly principal and interest payments of $250,904 starting on December 29, 2007, with the unpaid principal and interest of approximately $91.3 million due on February 9, 2011	94,265
Total debt	$114,265

March 29, 2008
Credit facilities*:
Line of credit bears interest at LIBOR plus 87.5 to 150 basis points or a specified base rate plus 0 to 50 basis points (exact rate based upon the Company’s leverage ratio), interest due monthly, principal due February 13, 2013	$56,750
Term loan bears interest at LIBOR plus 87.5 to 150 basis points or a specified base rate plus 0 to 50 basis points (exact rate based upon the Company’s leverage ratio), interest due monthly, principal due February 13, 2013	60,000
Total debt	$116,750

*As further discussed below, the total debt outstanding as of December 29, 2007 was pursuant to the Amended and Restated Credit Agreement, whereas the total debt outstanding as of March 29, 2008 was pursuant to the Second Amended Credit Agreement.

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

On February 13, 2008, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”).  The amended and restated credit facility consists of a revolving line of credit of up to $140.0 million and a term loan of $60.0 million.  As of March 29, 2008, we had $60.0 million in term debt and approximately $56.7 million of revolving credit debt outstanding.  The Second Amended Credit Agreement also amended debt covenant thresholds and lowered the variable rate margins that are be to be applied to LIBOR or an alternative base rate in determining the periodic interest rate.  In connection with the Second Amended Credit Agreement, the Company incurred commitment fees of approximately $0.9 million.

 At the time the Company borrows funds from either of the loan facilities under the Second Amended Credit Agreement, it may choose from two interest rate options.  The Company may elect to have the borrowings bear interest at floating rates equal to LIBOR plus a spread ranging from 87.5 to 150 basis points or an alternative base rate plus a spread ranging from zero to 50 basis points. Under either the LIBOR or an alternative base rate option, the exact interest rate spread will be determined based upon the Company’s leverage ratio as defined in the Second Amended Credit Agreement.

The term loan facility requires final payment in full on the term loan maturity date of February 13, 2013.  The outstanding balance under the revolving line of credit facility will accrue interest at a variable rate, with interest only payments being required until the facility matures on February 13, 2013.   We may repay either or both of the term loan facility and the revolving loan facility in whole or in part at anytime prior to their respective maturity dates without penalty.

8.             Commitments and contingencies:

Leases

As of March 29, 2008, the Company has noncancelable operating leases, primarily for real estate, that expire over the next ten years.   Rental expense during the quarter ended March 29, 2008 was approximately $2.5 million, compared to rental expense of approximately $2.2 million during the quarter ended March 31, 2007.

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

The SEI acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date. Subsequent to the closing date, we received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date. The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by us for this post-closing payment. We believe that, in accordance with generally accepted accounting principles, the SEI selling stockholders should not receive the benefit of the post-closing payment. In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution. We anticipate that this matter will be resolved before the end of 2008.

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

A summary of option activity under the plan as of March 29, 2008 is presented below:

	Options	Options exercisable	Weighted-average exercise price

Outstanding at December 29, 2007	1,491,161	1,233,331	$23.00

2008 grants	196,100		$23.58

2008 exercises	(15,922)		$13.74

2008 forfeitures	(13,590)		$27.65

Balance, March 29, 2008	1,657,749		$23.12

Options exercisable at March 29, 2008		1,236,207

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

A summary of restricted awards activity under the plan as of March 29, 2008 is presented below:

	Shares	Weighted-average fair value

Non-vested shares outstanding at December 29, 2007	98,872	$28.98

2008 grants	71,700	$23.61

2008 vests	(4,072)	$28.32

2008 forfeitures	(800)	$28.59

Non-vested shares outstanding at March 29, 2008	165,700	$25.75

Stock repurchase program

During the Company’s Board of Directors meeting on December 6, 2005, the Board authorized the repurchase of up to 300,000 shares of its common stock.  On March 24, 2008, the Company announced that its Board of Directors authorized the expansion of the Company’s stock repurchase program for the repurchase of up to an additional 700,000 shares of its common stock, which brings the total of shares of common stock authorized for repurchase to 1.0 million.  The Company had approximately 13.1 million shares outstanding as of March 29, 2008.  The stock repurchase program will be funded, up to an aggregate maximum dollar amount of $25 million, from available cash and the Company’s existing credit facility.  The timing and volume of any purchases will be guided by management’s assessment of market conditions, securities law limitations, the number of shares to common stock outstanding and alternative uses for cash resources.  Shares may be purchased in the open market, including through block purchases, or through privately negotiated transactions.  The stock repurchase program may be suspended or discontinued at any time and without prior notice.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward- looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below, elsewhere in this Form 10-Q and in the section entitled “Risk Factors” in our Form 10-K  for the fiscal year ended December 29, 2007.   You should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q.

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year.  Typically, fiscal quarters also end on the Saturday nearest, but not falling after, the end of the calendar quarter.  However, we will end future fiscal quarters on the Saturday which provides us with a 13 week quarter to compare with the previous year’s quarterly results even if that Saturday falls after the end of the calendar quarter.  As a result, our fiscal year may be comprised of 52 or 53 weeks.

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

For the fiscal quarters ended March 29, 2008 and March 31, 2007, we received 99.1% and 98.3%, respectively, of our revenues from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors, and 0.9% and 1.7%, respectively, of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the DoD includes revenue generated from work performed under engagements for both the DoD and the Intelligence community.

	Three Months Ended
	March 29, 2008	March 31, 2007

Department of Defense	42.0%	44.9%
Federal civilian agencies	57.1%	53.4%
Commercial entities	0.9%	1.7%

Total revenue	100.0%	100.0%

We derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended
	March 29, 2008	March 31, 2007

Prime contract revenue	84.1%	80.0%
Subcontract revenue	15.9%	20.0%
Total revenue	100.0%	100.0%

Our services are provided to clients pursuant to three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended
	March 29, 2008	March 31, 2007

Cost reimbursable	23.4%	31.9%
Time and materials	38.6%	33.2%
Fixed price	38.0%	34.9%

Total revenue	100.0%	100.0%

Our cost reimbursable revenues, as a percentage of total revenues decreased primarily due to lower equipment pass-through revenue on our C4I2TSR program.

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

Liquidity and Capital Resources

General.  Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Second Amended Credit Agreement.

We anticipate that our long-term liquidity requirements, including any further acquisitions, will be funded through a combination of cash flow from operations, borrowings under our Second Amended Credit Agreement, additional secured or unsecured debt or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Second Amended Credit Agreement.

Under the terms of our Second Amended Credit Agreement, the Company is required to maintain compliance with financial and non-financial covenants.  The Company is in compliance with all such covenants as of March 29, 2008.

Cash and Cash Equivalents.   We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents as of March 29, 2008 and March 31, 2007 were $21.0 million and $6.0 million, respectively.

Cash Flow.   The following table sets forth our sources and uses of cash and cash equivalents for the three months ended March 29, 2008 and March 31, 2007:

	Three Months Ended
	March 29, 2008	March 31, 2007
	(in thousands)
Net cash provided by (used in) operations	$7,284	$(6,849)
Net cash used in investing activities	(1,200)	(6,978)
Net cash provided by financing activities	1,817	370
Net increase (decrease in) cash and cash equivalents	$7,901	$(13,457)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash provided by operations for the three months ended March 29, 2008 was attributable to net income of $3.4 million, plus depreciation, amortization and other non-cash items of $2.8 million, and a decrease in working capital and other operating assets and liabilities of $1.1 million.  Cash used in operations in the three months ended March 31, 2007 was attributable to net income of $4.7 million, plus depreciation, amortization and other non-cash items of $2.0 million, offset by an increase in working capital and other operating assets and liabilities of $13.5 million.

Our cash flow used in investing activities consists primarily of capital expenditures, the purchase and sale of marketable securities, and acquisitions. In the three months ended March 29, 2008, we purchased capital assets totaling $1.2 million.  During the three months ended March 31, 2007, we purchased $28.0 million of marketable securities and purchased capital assets totaling $2.0 million. We partially offset the cash use with $23.0 million of proceeds from the sale of marketable securities.

Our cash flow provided by financing activities consists primarily of borrowing under and payments on our credit facility and proceeds from the issuance and exercise of common stock. For the three months ended March 29, 2008, cash flow provided by financing activities consists of proceeds of $0.3 million from the exercise of stock options, plus proceeds of our credit facility refinancing of $116.8 million, partially offset by repayment of the line of credit and term loan portions under our prior credit facility of $114.3 million plus payments of debt issuance costs of $0.9 million.    Cash provided by financing activities for the three months ended March 31, 2007 consists of proceeds of $0.6 million from the exercise of stock options, partially offset by the $0.2 million repayments of the term loan portion of our credit facility and capital lease.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 29, 2008	March 31, 2007

Revenue	100.0%	100.0%
Costs and expenses:
Direct costs	65.7	62.3
Indirect costs	27.1	28.2
Depreciation	0.8	0.7
Amortization	0.9	0.7
Total operating expenses	94.5	91.9
Income from operations	5.5	8.1
Interest expense, net	(1.3)	(1.2)
Income before provision for income taxes	4.3	6.9
Provision for income taxes	1.7	2.7

Net income	2.6%	4.2%

Three months ended March 29, 2008 compared with three months ended March 31, 2007

Revenue.  For the three months ended March 29, 2008, our revenues increased 18.2% to $134.4 million from $113.7 million for the three months ended March 31, 2007.   Revenues from work under Federal Government contracts increased 19.1% to $133.0 million for the three months ended March 29, 2008 from $111.7 million for the three months ended March 31, 2007. This increase was primarily attributable to the acquisition of LOGTEC, Inc., along with new contract awards, successful recompetition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  We continue to focus primarily on opportunities for the Federal Government.

Cost of services.  Cost of services include direct labor and other direct costs such as materials and subcontractor costs, incurred to provide our services and solutions to our customers.  Generally, changes in costs of services are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended March 29, 2008, cost of services increased 24.5% to $88.3 million from $70.9 million for the three months ended March 31, 2007.  This increase was attributable primarily to the increase in revenue. As a percentage of revenue, cost of services was 65.7% for the three months ended March 29, 2008 as compared to 62.3% for the three months ended March 31, 2007.  The increase in cost of services, as a percentage of revenue, is due primarily to the Company increasing its use of subcontractors on programs for which we are acting as the prime contractor and higher costs during the quarter related to certain fixed price contracts.

Selling, general and administrative expenses.  Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended March 28, 2008, indirect costs increased 13.4% to $36.4 million from $32.1 million for the three months ended March 31, 2007.  This $4.3 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs, as well as the integration of LOGTEC, Inc.  As a percentage of revenue, selling, general and administrative costs were 27.1% for the three months ended March 29, 2008 as compared to 28.2% for the three months ended March 31, 2007.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and the depreciation of leasehold improvements.   For the three months ended March 29, 2008, depreciation expense was $1.1 million, an increase compared to $0.8 million for the three months ended March 31, 2007.  As a percentage of revenue, depreciation expense was 0.8% for the three months ended March 29, 2008 compared to 0.7% for the three months ended March 31, 2007.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions in accordance with SFAS 142, Goodwill and Other Intangible Assets.  Identifiable intangible assets are amortized over their estimated useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives.  For the three months ended March 29, 2008, amortization of intangible assets was $1.1 million, compared to $0.7 million for the three months ended March 31, 2007.   As a percentage of revenue amortization of intangible assets was 0.8% for the three months ended March 29, 2008 compared to 0.7% for the three months ended March 31, 2007, with the increase due to the acquisition of LOGTEC, Inc.

Income from operations.  For the three months ended March 29, 2008, income from operations decreased 19.6% to $7.4 million from $9.2 million for the three months ended March 31, 2008.  This decrease was attributable primarily to increased costs of services, as described above.  As a percentage of revenue, income from operations was 5.5% for the three months ended March 29, 2008 compared to 8.1% for the three months ended March 31, 2007.

Interest expense, net.  Interest expense, net increased 21.4% to $1.7 million for the three months ended March 29, 2008 from $1.4 million for the three months ended March 31, 2007.  This increase was attributable primarily to an increase in debt resulting from our acquisition of LOGTEC, Inc.  The weighted average borrowings under our credit facility for the three  months ended March 29, 2008 were $45.3 million higher than the weighted average borrowings under our credit facility for the three months ended March 31, 2007.  As a percentage of revenue, interest expense, net was 1.3% for the three months ended March 29, 2008 as compared to 1.2% for the three months ended March 31, 2007.

Provision for  income taxes.  The provision for income taxes was $2.3 million in the three months ended March 29, 2008, compared to $3.1 million for the three months ended March 31, 2007.  Our first quarters of 2008 and 2007 tax provision, represent an estimated annual effective tax rate of 40%, and 39%, respectively. Our estimated annual effective tax rate is greater than the federal statutory rate of 35% due primarily to state income taxes.

Off-Balance Sheet Arrangements

As of March 29, 2008, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues, or expenses, result of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our accompanying consolidated financial statements. We consider the accounting policies in this section to be critical to the understanding of our results of operations. Our critical accounting policies also include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

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

Revenues on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.  For fixed price contracts that are based on unit pricing or level of effort, the Company recognizes revenue for the number of units delivered in any given fiscal period.  For fixed price contracts in which the Company is paid a specific amount to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, using the modified prospective transition method.  Due to the use of the modified prospective method, prior interim periods and fiscal years do not reflect any restated amounts.  The Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005; thus the Company had no unvested stock options on January 1, 2006.  Since January 1, 2006, the Company has issued 679,250 stock options and restricted stock awards through March 29, 2008.  The total stock compensation expense recognized for stock options and restricted stock awards during the quarter ended March 29, 2008 was $0.4 million. The total remaining unrecognized compensation expense related to the unvested options and restricted stock awards as of March 29, 2008 was $3.9 million and $3.5 million, respectively.

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

As of March 29, 2008, we had $116.8 million outstanding under our Second Amended Credit Agreement. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $292,000 for the three months ended March 29, 2008.

Effective August 13, 2007, an interest swap agreement came into effect which reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $60.0 million and, as of March 29, 2008, had a fixed rate of 5.045%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current rate of 4.32%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at March 29, 2008 was a current liability of $3.6 million.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company performed an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of March 29, 2008.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the three months ended March 29, 2008, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

The SEI acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date. Subsequent to the closing date, we received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date. The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by us for this post-closing payment. We believe that, in accordance with generally accepted accounting principles, the SEI selling stockholders should not receive the benefit of the post-closing payment. In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution. We anticipate that this matter will be resolved before the end of 2008.

Item 1A.  Risk Factors

There are no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 29, 2007.

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

Date: May 7, 2008

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-87964) filed on October 25, 2002 (the “Third Amendment”) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws, as amended (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 2, 2007 and incorporated herein by reference).
4.1	Registration Rights Agreement, as amended (filed as Exhibit 4.1 to the Third Amendment and incorporated herein by reference).
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

10.9

Second Amendment to Amended and Restate Credit Agreement, dated June 8, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 8, 2007 and incorporated herein by reference).

10.10

Second Amended and Restated Credit Agreement, dated as of February 13, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 19, 2008 and incorporated herein by reference).

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

10.13	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third

Exhibit No.	Description
Amendment and incorporated herein by reference).
10.14

Amended and Restated Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference).

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