Form 10-Q
period 2008-06-28
SI INTERNATIONAL INC
filed 2008-08-07
CIK 1143363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 28, 2008

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

As of August 1, 2008, we had 13,276,729  shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

Unaudited

	June 28, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$14,433	$13,129
Accounts receivable, net	111,333	117,098
Other current assets	13,023	12,511
Total current assets	138,789	142,738
Property and equipment, net	14,686	15,080
Intangible assets, net	24,393	26,583
Other assets	11,612	11,572
Goodwill	265,474	265,474
Total assets	$454,954	$461,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	20,286	26,000
Accrued expenses and other current liabilities	41,801	35,172
Note payable – line of credit	—	20,000
Current portion of long-term debt	—	1,004
Total current liabilities	62,087	82,176
Long-term debt, net of current portion	101,750	93,261
Deferred income tax, net	14,160	14,241
Other long-term liabilities	10,374	11,066
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 13,110,542 and 13,087,164 shares issued and outstanding as of June 28, 2008 and December 29, 2007, respectively	131	131
Additional paid-in capital	189,641	188,308
Accumulated other comprehensive loss	(1,271)	(1,094)
Treasury stock – 109,264 shares as of June 28, 2008, at cost	(2,532)	—
Retained earnings	80,614	73,358
Total stockholders’ equity	266,583	260,703
Total liabilities and stockholders’ equity	$454,954	$461,447

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Revenue	$142,832	$118,794	$277,189	$232,494
Operating costs and expenses:
Cost of services	94,476	73,733	182,738	144,625
Selling, general and administrative	38,126	33,648	74,573	65,716
Depreciation and amortization	1,041	822	2,135	1,616
Amortization of intangible assets	1,075	769	2,190	1,517

Total operating costs and expenses	134,718	108,972	261,636	213,474

Income from operations	8,114	9,822	15,553	19,020
Interest expense, net	(1,637)	(1,572)	(3,358)	(2,969)

Income before provision for income taxes	6,477	8,250	12,195	16,051
Provision for income taxes	2,652	3,226	4,939	6,293

Net income	$3,825	$5,024	$7,256	$9,758

Earnings per common share:
Basic	$0.29	$0.39	$0.55	$0.75
Diluted	$0.29	$0.38	$0.55	$0.74
Basic weighted-average shares outstanding	13,089	13,011	13,094	12,994
Diluted weighted-average shares outstanding	13,313	13,302	13,313	13,276

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$7,256	$9,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,135	1,616
Amortization of intangible assets	2,190	1,517
Stock-based compensation	876	516
Loss on disposal of fixed assets	—	39
Amortization of deferred financing costs	260	467
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,765	590
Other current assets	(472)	(635)
Other assets	594	(5,173)
Accounts payable and accrued expenses	175	621
Other long-term liabilities	(152)	1,536
Net cash provided by operating activities	18,627	10,852
Cash flows from investing activities:
Purchase of property and equipment	(1,741)	(3,770)
Proceeds from sale of marketable securities	—	43,250
Purchase of marketable securities	—	(43,250)
Former owner payable	—	(6,000)
Cash paid for business acquisitions, net of cash assumed	—	(60,162)
Net cash used in investing activities	(1,741)	(69,932)
Cash flows from financing activities:
Borrowings under line of credit	56,750	25,000
Repayments under line of credit	(35,000)	—
Proceeds from exercise of stock options	361	912
Income tax benefit for stock option exercises	97	142
Proceeds from long-term debt	60,000	25,000
Repayments of long-term debt	(94,265)	(377)
Repurchase of common stock	(2,532)	—
Payments of debt issuance costs	(935)	(108)
Repayments of capital lease obligations	(58)	(54)
Net cash (used in) provided by financing activities	(15,582)	50,515
Net change in cash and cash equivalents	1,304	(8,565)
Cash and cash equivalents, beginning of period	13,129	19,457
Cash and cash equivalents, end of period	$14,433	$10,892
Supplemental disclosures of cash flow information:
Cash payments for interest	$3,090	$2,875
Cash payments for income taxes	$4,853	$6,427

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

Unaudited

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net income	$3,825	$5,024	$7,256	$9,758
Unrealized gain (loss) on interest rate swap	906	(131)	(176)	(172)

Comprehensive income	$4,731	$4,893	$7,080	$9,586

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008.  For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K for the year ended December 29, 2007.  References to the “Company,” “we,” “us” and “our” refer to SI International, Inc. and its subsidiaries.

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

Reporting periods

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  Typically, fiscal quarters also end on the Saturday nearest, but not falling after, the end of the calendar quarter.  However, we will end those fiscal quarters presented in our Forms 10-Q (the first three fiscal quarters) on the Saturday which provides us with a 13-week quarter even if that Saturday falls after the end of the calendar quarter.  As a result, in the future, if our fiscal year comprises 53 weeks, the first three quarters shall each be comprised of 13 weeks and the fourth quarter shall be comprised of 14 weeks.  Consistent with this policy, our second quarters ended June 28, 2008 and June 30, 2007 were 13-week quarters.

Cash and cash equivalents

We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Marketable securities

During the fiscal quarter ended June 28, 2008, the Company did not invest in auction rate securities. As of June 28, 2008 and December 29, 2007, the Company maintained no marketable securities. The Company’s marketable securities were classified as available-for-sale and were recorded at quoted market prices that approximated cost.

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

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance.  A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex client systems.  For those contracts that are within scope of the AICPA’s Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

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

Significant customers

 Revenue generated from contracts with the Federal Government, both directly and through other prime contractors, accounted for a significant percent of revenues in the fiscal periods ending June 28, 2008 and June 30, 2007, as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Department of Defense	42.5%	45.1%	42.3%	45.0%
Federal civilian agencies	56.7	53.4	56.9	53.4
Commercial entities	0.8	1.5	0.8	1.6
Total revenue	100.0%	100.0%	100.0%	100.0%

For the three months ended June 28, 2008 and June 30, 2007, we had one contract vehicle that generated more than 10% of our revenue.  That contract is our Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance contract vehicle, or C4I2TSR, which is an Indefinite Delivery-Indefinite Quantity, or ID/IQ, contract vehicle administered and primarily used by the U.S. Air Force Space Command, however, it is also available for use by different Federal Government agencies.  As there are projects issued under C4I2TSR for different customers, we assign and report revenue generated from any task order to the appropriate Company business unit.  Under this approach, for the three and six months ended June 28, 2008, our C4I2TSR contract vehicle represented approximately 13.3% and 12.0% of our revenue, respectively.  For the three and six months ended June 30, 2007, our C4I2TSR contract vehicle represented approximately 16.4% and 18.2% of our revenue, respectively.

Deferred financing costs

Costs incurred in raising debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	June 28, 2008	December 29, 2007

Deferred loan costs	$6,530	$5,635
Accumulated amortization	(4,247)	(3,987)
Deferred financing costs, net	$2,283	$1,648

The increase in deferred loan costs of approximately $0.9 million in 2008 was due to the Company’s execution of its Second Amended and Restated Credit Agreement on February 13, 2008, as more fully described in Note 7.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, credit facilities, and long-term debt. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at June 28, 2008 and December 29, 2007.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, using the modified prospective transition method.  Due to the use of the modified prospective method, prior interim periods and fiscal years do not reflect any restated amounts.  The Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005; thus the Company had no unvested stock options on January 1, 2006.  Since January 1, 2006, the Company has issued 507,200 stock options through June 28, 2008.  The total stock compensation expense recognized for stock options during the quarters ended June 28, 2008 and June 30, 2007 was $0.3 million and $0.2 million, respectively. The total remaining unrecognized compensation expense related to the unvested options as of June 28, 2008 was $3.9 million.

From January 1, 2006 through June 28, 2008, the Company has issued 182,125 shares of restricted stock to directors and employees under its 2002 Amended and Restated Omnibus Stock Incentive Plan. The fair value of the restricted stock awards is determined based on the grant date stock price. The compensation expense for restricted stock awards is recognized beginning on the date of grant on either a straight-line basis over the vesting term, which is typically five years, or over the expected period of performance for awards with performance-based vesting. The total compensation expense recognized during fiscal quarters ended June 28, 2008 and June 30, 2007 was $0.2 million and $0.1 million, respectively. The total remaining unrecognized compensation expense related to the unvested restricted stock awards as of June 28, 2008 was $3.3 million.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal periods ended June 28, 2008 and June 30, 2007:

	Fiscal Period
	June 28, 2008	June 30, 2007
Risk-free interest rate	2.80 – 2.89%	4.67 – 5.03%
Expected life of options	5 years	5 years
Expected stock price volatility	41.7%	34.8%
Expected dividend yield	0%	0%

The risk-free interest is based on U.S. Treasury yields in effect at the time of grant over the expected term of the option. The expected life of options is derived from the Company’s historical option exercise data. The expected stock price volatility is based on the historical volatility of the Company’s common stock.

 Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits related to the exercise of stock options as operating cash flows in the consolidated statements of cash flows.  SFAS No. 123R requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for those options to be classified as financing cash flows.

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

The following details the computation of net income per common share (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net Income — Basic and Diluted	$3,825	$5,024	$7,256	$9,758

Weighted average share calculation:

Basic weighted-average shares outstanding	13,089	13,011	13,094	12,994
Treasury stock effect of stock options	224	291	219	282

Diluted weighted-average shares outstanding	13,313	13,302	13,313	13,276

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

Derivative Instrument and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Derivatives are recognized as either assets or liabilities in the consolidated balance sheets, and gains and losses are recognized based on changes in the fair values. Gains and losses on derivatives designated as a hedge, or deemed to be an effective hedge, are deferred in accumulated other comprehensive loss in the accompanying consolidated balance sheets. Gains and losses on derivatives that are not designated as a hedge, or that are not intended to be an effective hedge, are recognized upon the changes in fair values and are recorded in the accompanying consolidated statements of operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation. The Company uses the change in variable cash flow method to measure the effectiveness of its hedges.

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

New accounting pronouncements

 In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS No. 161), which requires expanded disclosures about derivative and hedging activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008.  The Company will adopt the requirements of SFAS No. 161 at the beginning of fiscal year 2009 and has not yet evaluated the impact, if any, that SFAS No. 161 will have on its disclosures.

In the first quarter of 2008, we adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2. The adoption of SFAS No. 157 did not have a material impact on our results of operations, financial position or cash flows.

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

The amount of financial assets and liabilities we recorded at fair value at June 28, 2008 totaled $4.4 million and $7.2 million, respectively, as follows:

Description	Type	Valuation Methodology	Fair Value ($ 000’s)
Assets held in a rabbi trust	Long-term asset	Level 1	$4,412
Non-qualified deferred compensation plan liabilities	Long-term liability	Level 1	$5,057
Interest rate swap	Short-term liability	Level 2	$2,058

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159).  SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on its financial condition, results of operations or cash flows, as we did not elect to measure any items at fair value under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141R establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any non-controlling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet evaluated what impact, if any, SFAS No. 141R will have on its results of operations or financial position.

3.             Accounts receivable:

Accounts receivable consists of the following (in thousands):

	June 28, 2008	December 29, 2007
Billed accounts receivable	$49,759	$52,814
Unbilled accounts receivable:
Currently billable	55,317	58,700
Unbilled retainages and milestone payments expected to be billed within the next 12 months	6,423	5,837
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	1,117	1,030
Total unbilled accounts receivable	62,857	65,567
Allowance for doubtful accounts	(1,283)	(1,283)
Accounts receivable, net	$111,333	$117,098

The currently billable amounts included as unbilled accounts receivable as of June 28, 2008 and December 29, 2007 represent amounts which are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

4.             Property and equipment:

Property and equipment consist of the following (in thousands):

	June 28, 2008	December 29, 2007
Computers and equipment	$12,755	$12,338
Software	4,466	4,628
Furniture and fixtures	6,984	6,382
Leasehold improvements	7,900	7,016
Total property and equipment	32,105	30,364
Less—Accumulated depreciation and amortization	(17,419)	(15,284)
Property and equipment, net	$14,686	$15,080

 Property and equipment includes assets financed under capital lease obligations of approximately $165,000 and $221,000, net of accumulated amortization, as of June 28, 2008 and December 29, 2007, respectively.

5.             Intangible assets:

Intangible assets consist of the following (in thousands):

	June 28, 2008	December 29, 2007
Contractual customer relationships	$36,547	$36,547
Non-compete agreements	150	150
Total intangible assets	36,697	36,697
Less: Accumulated amortization	(12,304)	(10,114)
Intangible assets, net	$24,393	$26,583

Intangible assets from acquisitions, which consist primarily of contractual customer relationships, are amortized utilizing an accelerated method over 6 to 14 years, based on their estimated useful lives. The weighted-average amortization period of total intangible assets as of June 28, 2008, is 8.8 years.  Amortization expense is estimated to be $4.3 million, $3.8 million, $3.4 million, $2.9 million, and $2.7 million for the years 2008, 2009, 2010, 2011 and 2012, respectively.

6.             Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 28, 2008	December 29, 2007
Accrued vacation	$8,861	$7,740
Accrued compensation	11,092	11,412
Accrued insurance	1,789	1,944
Accrued subcontractor costs	11,324	5,947
Fair value of interest rate swap	2,058	1,799
Deferred revenue	2,298	2,338
Other accrued liabilities	4,379	3,992
Accrued expenses and other current liabilities	$41,801	$35,172

7.             Debt:

Since 2002, the Company has maintained a credit facility with Wachovia Bank, National Association, acting as Administration Agent for a consortium of lenders.  The credit facility has been amended from time to time since 2002.  The credit facility is secured by a pledge of substantially all of our current and future tangible and intangible assets, as well as those of our current and future subsidiaries, including accounts receivable, inventory and capital stock.

On February 9, 2005, we entered into an Amended and Restated Credit Agreement, which was subsequently amended by a First Amendment to the Amended and Restated Credit Agreement dated February 27, 2006 and a Second Amendment to the Amended and Restated Credit Agreement (Second Amendment), dated June 8, 2007. The Second Amendment, executed contemporaneously with our closing of the LOGTEC acquisition, increased the amount of outstanding term debt by $25 million, to a total of approximately $95 million. Additionally, we borrowed approximately $25 million under the revolving credit facility. As of December 29, 2007, we had approximately $94.3 million of term debt and $20.0 million of revolving credit debt outstanding under our credit facility.

On February 13, 2008, we entered into a Second Amended and Restated Credit Agreement, (Second Amended Credit Agreement).  The amended and restated credit facility consists of a revolving line of credit of up to $140.0 million and a term loan of $60.0 million.  As of June 28, 2008, we had $60.0 million in term debt and approximately $41.8 million of revolving credit debt outstanding.  The Second Amended Credit Agreement also amended debt covenant thresholds and lowered the variable rate margins that are be to be applied to LIBOR or an alternative base rate in determining the periodic interest rate.  In connection with the Second Amended Credit Agreement, the Company incurred commitment fees of approximately $0.9 million.

 At the time the Company borrows funds from either of the loan facilities under the Second Amended Credit Agreement, it may choose from two interest rate options.  The Company may elect to have the borrowings bear interest at floating rates equal to LIBOR plus a spread ranging from 87.5 to 150 basis points or an alternative base rate plus a spread ranging from zero to 50 basis points. Under either the LIBOR or an alternative base rate option, the exact interest rate spread will be determined based upon the Company’s leverage ratio as defined in the Second Amended Credit Agreement.  Currently, the requirements of the Company’s swap agreement necessitate that the Company elect the LIBOR option for its term debt.  The Company pays a fee, the amount of which is based on its leverage ratio, on the unused portion of its loan facilities.

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

Debt consists of the following (in thousands):

December 29, 2007
Credit facilities*:
Line of credit bears interest at LIBOR plus 200 to 275 basis points or a specified base rate plus 100 to 175 basis points (exact rate based upon the Company’s leverage ratio), interest due monthly, principal due February 9, 2010	$20,000

Term loan, pursuant to the Second Amendment, as of December 29, 2007 bears interest at LIBOR plus 200 basis points or a specified base rate plus 100 basis points, with twelve consecutive quarterly principal and interest payments of $250,904 starting on December 29, 2007, with the unpaid principal and interest of approximately $91.3 million due on February 9, 2011	94,265

Total debt	$114,265

June 28, 2008
Credit facilities*:
Line of credit bears interest at LIBOR plus 87.5 to 150 basis points or a specified base rate plus 0 to 50 basis points (exact rate based upon the Company’s leverage ratio), interest due monthly, principal due February 13, 2013	$41,750

Term loan bears interest at LIBOR plus 87.5 to 150 basis points or a specified base rate plus 0 to 50 basis points (exact rate based upon the Company’s leverage ratio), interest due monthly, principal due February 13, 2013	60,000

Total debt	$101,750

*As further discussed above, the total debt outstanding as of December 29, 2007 was pursuant to the Amended and Restated Credit Agreement, whereas the total debt outstanding as of June 28, 2008 was pursuant to the Second Amended Credit Agreement.

8.             Commitments and contingencies:

Leases

As of June 28, 2008, the Company has noncancelable operating leases, primarily for real estate, that expire over the next ten years.   Rental expense during the quarter ended June 28, 2008 was approximately $2.9 million, compared to rental expense of approximately $2.2 million during the quarter ended June 30, 2007.

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

 The Shenandoah Electronic Intelligence, Inc. (SEI) acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date. Subsequent to the closing date, we received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date. The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by us for this post-closing payment. We believe that, in accordance with generally accepted accounting principles, the SEI selling stockholders should not receive the benefit of the post-closing payment. In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution. We anticipate that this matter will be resolved before the end of 2008.

9.             Stockholders’ equity:

Stock incentive plans

In April 2005, the Board of Directors voted to adopt the 2002 Amended and Restated Omnibus Stock Incentive Plan, or the Amended and Restated Plan, and the Amended and Restated Plan was approved by our stockholders at the annual meeting of stockholders held in June 2005. The Amended and Restated Plan amends and restates the Plan by (i) increasing the number of shares of common stock reserved and available under the Plan by 1,000,000 shares to a total share allocation of 2,920,000, (ii) permitting the grant of deferred shares, performance shares and performance units, (iii) prohibiting repricing of options without prior stockholder approval, (iv) limiting the number of shares of common stock and performance units subject to awards a participant may receive in any calendar year to 300,000 and 500,000, respectively, and adding other administrative provisions to comply with the performance-based compensation exception to the deduction limit of Section 162(m) of the Internal Revenue Code of 1986, as amended; (v) eliminating the provision that previously provided for an automatic increase in the number of shares reserved for issuance under the Amended and Restated Plan each fiscal year by a number equal to the lesser of 160,000 shares and an amount determined by the Board of Directors, (vi) providing that non-qualified stock option grants will be priced at one hundred percent (100%) of fair market value; (vii) providing for minimum vesting periods of stock bonus awards, restricted common stock awards, stock appreciation rights, deferred shares, and other stock awards subject to the possible acceleration of the vesting schedule at the discretion of the administrator; (viii) providing that future amendments to the Amended and Restated Plan that increase the number of shares allocated, modify participation requirements, or materially increase benefits accruing to the participants under the Plan will be subject to stockholder approval; and (ix) making other technical changes to the Plan.

A summary of option activity under the plan as of June 28, 2008 is presented below:

	Options	Options exercisable	Weighted-average exercise price

Outstanding at December 29, 2007	1,491,161	1,233,331	$23.00
2008 grants	207,200		$23.60
2008 exercises	(23,378)		$14.56
2008 forfeitures	(25,863)		$28.08
Outstanding at June 28, 2008	1,649,120		$22.96
Options exercisable at June 28, 2008		1,224,550

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

 A summary of restricted awards activity under the plan as of June 28, 2008 is presented below:

	Shares	Weighted-average fair value

Non-vested shares outstanding at December 29, 2007	98,872	$28.98
2008 grants	74,700	$23.53
2008 vests	(4,072)	$28.32
2008 forfeitures	(2,240)	$27.61
Non-vested shares outstanding at June 28, 2008	167,260	$26.58

Stock repurchase program

During the Company’s Board of Directors meeting on December 6, 2005, the Board authorized the repurchase of up to 300,000 shares of its common stock.  On March 24, 2008, the Company announced that its Board of Directors authorized the expansion of the Company’s stock repurchase program for the repurchase of up to an additional 700,000 shares of its common stock, which brings the total of shares of common stock authorized for repurchase to 1.0 million.  The Company had approximately 13.0 million shares outstanding as of June 28, 2008.  The stock repurchase program will be funded, up to an aggregate maximum dollar amount of $25.0 million, from available cash and the Company’s existing credit facility.  The timing and volume of any purchases will be determined in accordance with a Rule 10b5-1 trading plan.  As of the quarter ended June 28, 2008, we have repurchased 109,264 shares of our common stock for approximately $2.5 million under the trading plan.  Subject to Rule 10b5-1 under the Exchange Act, the stock repurchase program may be suspended or discontinued at any time and without prior notice.

10.          Subsequent Events

On July 15, 2008, SI International entered into an Agreement and Plan of Merger (the Merger Agreement) by and among SI International, Arrowpoint Corporation, a Virginia corporation (Arrowpoint), and the stockholders of Arrowpoint (the Sellers).  On July 28, 2008, SI International, Arrowpoint, the Sellers’ Representative under the Merger Agreement, and the Sellers, mutually agreed pursuant to the terms of a letter agreement to terminate the Merger Agreement.  The terms of the Merger Agreement provided that a merger subsidiary of SI International would have merged with and into Arrowpoint, with Arrowpoint continuing as the surviving corporation and a wholly-owned subsidiary of SI International.  The Merger Agreement required SI International to pay a purchase price of $16.0 million in cash at closing, plus an additional amount of up to $9.0 million in cash to the extent that Arrowpoint achieved certain performance objectives in 2008 and 2009.  Each of the parties to the Merger Agreement made customary representations and warranties, entered into certain covenants, including, without limitation, with respect to a $1.6 million escrow and a two-way working capital adjustment, and agreed to certain indemnification obligations.

The Company has incurred certain transaction costs that would have been capitalized as acquisition costs had the merger been consummated.  These costs will be expensed in the Company’s fiscal quarter ending September 27, 2008.  The range of costs expected to be expensed is $0.4 to $0.5 million.

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

For the fiscal quarters ended June 28, 2008 and June 30, 2007, we received 99.2% and 98.5%, respectively, of our revenues from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors, and 0.8% and 1.5%, respectively, of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense (DoD) includes revenue generated from work performed under engagements for both the DoD and the Intelligence community.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Department of Defense	42.5%	45.1%	42.3%	45.0%
Federal civilian agencies	56.7	53.4	56.9	53.4
Commercial entities	0.8	1.5	0.8	1.6
Total revenue	100.0%	100.0%	100.0%	100.0%

We derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Prime contract revenue	85.6%	78.5%	84.1%	79.2%
Subcontract revenue	14.4	21.5%	15.9	20.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our services are provided to clients pursuant to three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Cost reimbursable	28.0%	29.1%	26.2%	30.5%
Time and materials	34.5	34.7%	36.0	34.0%
Fixed price	37.5	36.2%	37.8	35.5%
Total	100.0%	100.0%	100.0%	100.0%

Our cost reimbursable revenues, as a percentage of total revenues, decreased primarily due to lower equipment pass-through revenue on our C4I2TSR program.

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

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance.  However, a significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems. For those contracts that are within the scope of the AICPA’s Statement of Position 81-1, Accounting for Performance of Construction-Type and certain Production-Type Contracts, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

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

Under the terms of our Second Amended Credit Agreement, the Company is required to maintain compliance with financial and non-financial covenants.  The Company is in compliance with all such covenants as of June 28, 2008.

Cash and Cash Equivalents.   We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents as of June 28, 2008 and December 29, 2007 were $14.4 million and $13.1 million, respectively.

Cash Flow.   The following table sets forth our sources and uses of cash and cash equivalents for the six months ended June 28, 2008 and June 30, 2007:

	Six Months Ended
	June 28, 2008	June 30, 2007
	(in thousands)
Net cash provided by operations	$18,627	$10,852
Net cash used in investing activities	(1,741)	(69,932)
Net cash (used in) provided by financing activities	(15,582)	50,515
Net increase (decrease in) cash and cash equivalents	$1,304	$(8,565)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash provided by operations for the six months ended June 28, 2008 was attributable to net income of $7.3 million, plus depreciation, amortization and other non-cash items of $5.5 million, and a decrease in net accounts receivable of $5.8 million, due to the improvement in days sales outstanding from 78 days to 71 days for the six months ended June 28, 2008.  Cash provided by operations in the six months ended June 30, 2007 was attributable to net income of $9.8 million, plus depreciation, amortization and other non-cash items of $4.2 million, offset by an increase in working capital and other operating assets and liabilities of $3.1 million.

Our cash flow used in investing activities consists primarily of capital expenditures, the purchase and sale of marketable securities, and acquisitions. In the six months ended June 28, 2008, we purchased capital assets totaling $1.7 million.  During the six months ended June 30, 2007, we paid $60.2 million for the LOGTEC acquisition, net of cash assumed, repaid $6.0 million of note payable to the former owners of Zen, and invested $3.8 million in capital assets.

Our cash flow from financing activities consists primarily of borrowings under and payments on our credit facility and proceeds from the issuance and exercise of common stock, and payment for repurchase of common stock under our stock repurchase program. For the six months ended June 28, 2008, cash flow used in financing activities consists of repayment of the line of credit and term loan portions under our prior and current credit facilities of $129.3 million, repurchase of common stock of $2.5 million, and debt issuance costs of $0.9 million, partially offset by the proceeds of $0.3 million from the exercise of stock options, plus proceeds of our credit facility refinancing of $116.8 million.  Cash provided by financing activities for the six months ended June 30, 2007 consists of borrowings of $25.0 million under the newly amended term loan, borrowings of $25.0 million under the revolving line of credit, and proceeds of $0.9 million from the exercise of stock options, partially offset by the $0.4 million repayments of the term loan portion of our credit facility and capital lease.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	66.1	62.1	65.9	62.2
Selling, general and administrative	26.7	28.4	26.9	28.3
Depreciation and amortization	0.7	0.7	0.8	0.7
Amortization of intangible assets	0.8	0.6	0.8	0.6
Total operating costs and expenses	94.3	91.8	94.4	91.8
Income from operations	5.7	8.2	5.6	8.2
Interest expense, net	(1.1)	(1.3)	(1.2)	(1.3)
Income before provision for income taxes	4.6	6.9	4.4	6.9
Provision for income taxes	1.9	2.7	1.8	2.7
Net income	2.7%	4.2%	2.6%	4.2%

Three months ended June 28, 2008 compared with three months ended June 30, 2007

Revenue.  For the three months ended June 28, 2008, our revenues increased 20.2% to $142.8 million from $118.8 million for the three months ended June 30, 2007.   Revenues from work under Federal Government contracts increased 21.1% to $141.7 million for the three months ended June 28, 2008 from $117.0 million for the three months ended June 30, 2007. This increase was primarily attributable to the acquisition of LOGTEC, Inc., along with new contract awards, successful recompetition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  We continue to focus primarily on opportunities for the Federal Government.

Cost of services.  Cost of services include direct labor and other direct costs such as materials and subcontractor costs, incurred to provide our services and solutions to our customers.  Generally, changes in costs of services are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended June 28, 2008, cost of services increased 28.2% to $94.5 million from $73.7 million for the three months ended June 30, 2007.  This increase was attributable primarily to the increase in revenue. As a percentage of revenue, cost of services was 66.1% for the three months ended June 28, 2008 as compared to 62.1% for the three months ended June 30, 2007.  The increase in cost of services, as a percentage of revenue, is due primarily to the Company increasing its use of subcontractors on programs for which we are acting as the prime contractor and higher costs during the quarter related to certain fixed price contracts.

Selling, general and administrative expenses.  Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended June 28, 2008, indirect costs increased 13.4% to $38.1 million from $33.6 million for the three months ended June 30, 2007.  This $4.5 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs, as well as the integration of LOGTEC, Inc.  As a percentage of revenue, selling, general and administrative costs were 26.7% for the three months ended June 28, 2008 as compared to 28.4% for the three months ended June 30, 2007.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and the depreciation of leasehold improvements.     For the three months ended June 28, 2008, depreciation expense was $1.0 million, an increase of 25.0% compared to $0.8 million for the three months ended June 30, 2007.  As a percentage of revenue, depreciation expense was 0.7% for both the three months ended June 28, 2008 and June 30, 2007.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions.  Identifiable intangible assets are amortized over their estimated useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives.  For the three months ended June 28, 2008, amortization of intangible assets was $1.1 million, compared to $0.8 million for the three months ended June 30, 2007.   As a percentage of revenue, amortization of intangible assets was 0.8% for the three months ended June 28, 2008 compared to 0.6% for the three months ended June 30, 2007, with the increase due to the acquisition of LOGTEC, Inc.

Income from operations.  For the three months ended June 28, 2008, income from operations decreased 17.3% to $8.1 million from $9.8 million for the three months ended June 30, 2007.  This decrease was attributable primarily to increased costs of services, as described above.  As a percentage of revenue, income from operations was 5.7% for the three months ended June 28, 2008 compared to 8.2% for the three months ended June 30, 2007.

Interest expense, net.  Interest expense, net remained at $1.6 million for the three months ended June 28, 2008 when compared to the quarter ended June 30, 2007.  As a percentage of revenue, interest expense, net was 1.1% for the three months ended June 28, 2008 as compared to 1.3% for the three months ended June 30, 2007.

Provision for income taxes.  The provision for income taxes was $2.7 million in the three months ended June 28, 2008, compared to $3.2 million for the three months ended June 30, 2007.  Our second quarters of 2008 and 2007 tax provision, represent an estimated annual effective tax rate of 40.9%, and 39.1%, respectively. Our estimated annual effective tax rate of 40.5% for 2008 is greater than the federal statutory rate of 35% due primarily to state income taxes, the tax impact related to our non-qualified deferred compensation plan and certain non-deductible stock compensation costs.

Six months ended June 28, 2008 compared with six months ended June 30, 2007

Revenue.  For the six months ended June 28, 2008, our revenues increased 19.2% to $277.2 million from $232.5 million for the six months ended June 30, 2007.   Revenues from work under Federal Government contracts increased 20.2% to $274.9 million for the six months ended June 28, 2008 from $228.7 million for the six months ended June 30, 2007. This increase was primarily attributable to the acquisition of LOGTEC, Inc., along with new contract awards, successful re-competition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  We continue to focus primarily on opportunities for the Federal Government.

Cost of services.  Cost of services include direct labor and other direct costs such as materials and subcontractor costs, incurred to provide our services and solutions to our customers.  Generally, changes in costs of services are correlated to changes in revenue as resources are consumed in the production of that revenue. For the six months ended June 28, 2008, cost of services increased 26.3% to $182.7 million from $144.6 million for the six months ended June 30, 2007.  This increase was attributable primarily to the increase in revenue. As a percentage of revenue, cost of services was 65.9% for the six months ended June 28, 2008 as compared to 62.2% for the six months ended June 30, 2007.  The increase in cost of services, as a percentage of revenue, is due primarily to the Company increasing its use of subcontractors on programs for which we are acting as the prime contractor and higher costs during the quarter related to certain fixed price contracts.

Selling, general and administrative expenses.  Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the six months ended June 28, 2008, indirect costs increased 13.5% to $74.6 million from $65.7 million for the six months ended June 30, 2007.  This $8.9 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs, as well as the integration of LOGTEC, Inc.  As a percentage of revenue, selling, general and administrative costs were 26.9% for the six months ended June 28, 2008 as compared to 28.3% for the six months ended June 30, 2007.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and the depreciation of leasehold improvements.  For the six months ended June 28, 2008, depreciation expense was $2.1 million, an increase of 31.3% compared to $1.6 million for the six months ended June 30, 2007.  As a percentage of revenue, depreciation expense was 0.8% for the six months ended June 28, 2008 compared to 0.7% for the six months ended June 30, 2007.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions.  Identifiable intangible assets are amortized over their estimated useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives.  For the six months ended June 28, 2008, amortization of intangible assets was $2.2 million, compared to $1.5 million for the six months ended June 30, 2007.   As a percentage of revenue, amortization of intangible assets was 0.8% for the six months ended June 28, 2008 compared to 0.6% for the six months ended June 30, 2007, with the increase due to the acquisition of LOGTEC, Inc.

Income from operations.  For the three months ended June 28, 2008, income from operations decreased 17.9% to $15.6 million from $19.0 million for the six months ended June 30, 2007.  This decrease was attributable primarily to increased costs of services, as described above.  As a percentage of revenue, income from operations was 5.6% for the six months ended June 28, 2008 compared to 8.2% for the six months ended June 30, 2007.

Interest expense, net.  Interest expense, net increased 13.3% to $3.4 million for the six months ended June 28, 2008 from $3.0 million for the six months ended June 30, 2007. This increase was attributable primarily to an increase in debt resulting from our acquisition of LOGTEC, Inc.  The weighted average borrowings under our credit facility for the six months ended June 28, 2008 were $31.1 million higher than the weighted average borrowings under our credit facility for the six months ended June 30, 2007.  As a percentage of revenue, interest expense, net was 1.2% for the six months ended June 28, 2008 as compared to 1.3% for the six months ended June 30, 2007.

Provision for income taxes.  The provision for income taxes was $4.9 million in the six months ended June 28, 2008, compared to $6.3 million for the six months ended June 30, 2007.  Our second quarters 2008 and 2007 tax provision, represent an estimated annual effective tax rate of 40.5%, and 39.2%, respectively. Our estimated annual effective tax rate is greater than the federal statutory rate of 35% due primarily to state income taxes, the tax impact related to our non-qualified deferred compensation plan, and certain non-deductible stock compensation costs.

Off-Balance Sheet Arrangements

As of June 28, 2008, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues, or expenses, result of operations, liquidity, capital expenditures, or capital resources.

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

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance.  A significant portion of the Company’s fixed price-completion contracts involve the design and development of complex, client systems.  For those contracts that are within scope of SOP 81-1, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, using the modified prospective transition method.  Due to the use of the modified prospective method, prior interim periods and fiscal years do not reflect any restated amounts.  The Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005; thus the Company had no unvested stock options on January 1, 2006.  Since January 1, 2006, the Company has issued 689,325 stock options and restricted stock awards through June 28, 2008.  The total stock compensation expense recognized for stock options and restricted stock awards during the quarter ended June 28, 2008 was $0.5 million. The total remaining unrecognized compensation expense related to the unvested options and restricted stock awards as of June 28, 2008 was $3.9 million and $3.3 million, respectively.

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

As of June 28, 2008, we had $101.8 million outstanding under our Second Amended Credit Agreement. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $255,000 for the three months ended June 28, 2008.

Effective August 13, 2007, an interest swap agreement came into effect which reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $60.0 million and, as of June 28, 2008, had a fixed rate of 5.045%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current rate of 3.94%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at June 28, 2008 was a current liability of $2.1 million.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company performed an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of June 28, 2008.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the quarter ended June 28, 2008, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

The Shenandoah Electronic Intelligence, Inc. (SEI) acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date. Subsequent to the closing date, we received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date. The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by us for this post-closing payment. We believe that, in accordance with generally accepted accounting principles, the SEI selling stockholders should not receive the benefit of the post-closing payment. In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution. We anticipate that this matter will be resolved before the end of 2008.

Item 1A.  Risk Factors

There are no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 29, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Shares	Average Price
Month	Purchased	per Share

May 2008	26,300	$23.92
June 2008	82,964	$22.90

Total for quarter ended June 28, 2008	109,264	$23.15

Total shares purchased under the trading plan	109,264	$23.15

Total shares remaining to be purchased under trading plan	890,736

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal quarter ended June 28, 2008, we submitted certain matters to a vote of our stockholders through the notice of annual meeting of stockholders and the solicitation of proxies related thereto.  The proxy materials related to the Registrant’s Sixth Annual Meeting of Stockholders were distributed on or about May 7, 2008 and the annual meeting of stockholders was held on June 9, 2008 in Vienna, Virginia.  As of the record date prior to such meeting, 13,268,039 shares of our common stock were outstanding and entitled to vote at the meeting.  At the annual stockholders meeting of June 9, 2008, 12,813,394 shares of our common stock were present in person or by proxy, representing 96.6% of our outstanding shares of common stock.

The following sets forth the matters presented for a vote by the stockholders and the votes cast for, withheld, abstained, and broker non-votes:

Matter		Votes For	Votes Withheld	Abstentions	Broker Non- Votes

(1)	Election of Mr. S. Bradford Antle as a Class III director with a term serving until the 2011 Annual Meeting	11,841,799	971,595
(2)	Election of Ms. Maureen A. Baginski as a Class III director with a term serving until the 2011 Annual Meeting	11,843,360	970,034
(3)	Election of Mr. James E. Crawford, III as a Class III director with a term serving until the 2011 Annual Meeting	11,823,460	989,934
(4)	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the current fiscal year	12,748,088	44,140	21,166

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

Date: August 7, 2008

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

10.8

Amended and Restated Executive Employment Agreement with S. Bradford Antle (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007 and incorporated herein by reference).

10.9

Amended and Restated Executive Employment Agreement with Thomas E. Dunn (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007 and incorporated herein by reference).

10.10	Executive Employment Agreement with Thomas E. Lloyd (filed as Exhibit 10.9 to the Third Amendment and incorporated herein by reference).
10.11

Amended and Restated Executive Employment Agreement with Ray J. Oleson (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference).

10.12	Executive Employment Agreement with Leslee H. Gault (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 2, 2006 and incorporated herein by reference).
10.13	Executive Employment Agreement with Harry D. Gatanas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 15, 2005 and incorporated herein by reference).
10.14	Executive Employment Agreement with Marylynn Stowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 2, 2006 and incorporated herein by reference).
10.15	Executive Employment Agreement with P. Michael Becraft (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 24, 2006 and incorporated herein by reference).
10.16	Consulting Services Agreement with Walter J. Culver (filed as Exhibit 10.12 to the 2004 10-K and incorporated herein by reference).

Exhibit No.	Description

10.17	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Third Amendment and incorporated herein by reference).
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

* Indicates filed herewith.