Form 10-Q
period 2008-09-27
SI INTERNATIONAL INC
filed 2008-11-05
CIK 1143363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 27, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-50080

SI International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2127278
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12012 Sunset Hills Road Reston. Virginia	20190-5869
(Address of principal executive offices)	(Zip Code)

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

As of  November 3, 2008, we had 13,295,869 shares outstanding of the registrant’s common stock.

SI INTERNATIONAL, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

SI International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

Unaudited

	September 27, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$1,212	$13,129
Accounts receivable, net	129,845	117,098
Other current assets	14,099	12,511
Total current assets	145,156	142,738
Property and equipment, net	14,065	15,080
Intangible assets, net	23,317	26,583
Other assets	10,908	11,572
Goodwill	265,474	265,474
Total assets	$458,920	$461,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,783	$26,000
Accrued expenses and other current liabilities	49,767	35,172
Note payable — line of credit	—	20,000
Current portion of long-term debt	—	1,004
Total current liabilities	70,550	82,176
Long-term debt, net of current portion	101,750	93,261
Deferred income tax, net	15,754	14,241
Other long-term liabilities	9,796	11,066
Stockholders’ equity:
Common stock—$0.01 par value per share; 50,000,000 shares authorized; 13,132,329 and 13,087,164 shares issued and outstanding as of September 27, 2008 and December 29, 2007, respectively	131	131
Additional paid-in capital	190,480	188,308
Accumulated other comprehensive loss	(1,279)	(1,094)
Treasury stock — 557,409 shares as of September 27, 2008, at cost	(11,942)	—
Retained earnings	83,680	73,358
Total stockholders’ equity	261,071	260,703
Total liabilities and stockholders’ equity	$458,920	$461,447

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

Unaudited

	Three Months Ended		Nine Months Ended
	Sept 27, 2008	Sept 29, 2007	Sept 27, 2008	Sept 29, 2007

Revenue	$148,952	$141,109	$426,141	$373,602
Operating costs and expenses:
Cost of services	100,285	92,915	283,023	237,541
Selling, general and administrative	39,765	36,478	114,338	102,195
Depreciation and amortization	1,046	935	3,181	2,548
Amortization of intangible assets	1,076	1,370	3,266	2,887

Total operating costs and expenses	142,172	131,698	403,808	345,171

Income from operations	6,780	9,411	22,333	28,431
Interest expense, net	(1,627)	(2,201)	(4,985)	(5,170)

Income before provision for income taxes	5,153	7,210	17,348	23,261
Provision for income taxes	2,087	2,827	7,026	9,121

Net income	$3,066	$4,383	$10,322	$14,140

Earnings per common share:
Basic	$0.24	$0.34	$0.79	$1.09
Diluted	$0.23	$0.33	$0.78	$1.06
Basic weighted-average shares outstanding	12,724	13,050	12,971	13,012
Diluted weighted-average shares outstanding	12,968	13,339	13,198	13,294

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

Unaudited

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income	$10,322	$14,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,181	2,548
Amortization of intangible assets	3,266	2,887
Stock-based compensation	1,364	39
Loss on disposal of fixed assets	—	843
Amortization of deferred financing costs	383	626
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,747)	(6,376)
Other current assets	53	(254)
Other assets	1,175	(4,770)
Accounts payable and accrued expenses	9,152	(61)
Other long-term liabilities	(1,230)	3,031
Net cash provided by operating activities	14,919	12,653
Cash flows from investing activities:
Purchase of property and equipment	(2,166)	(4,678)
Proceeds from sale of marketable securities	—	43,250
Purchase of marketable securities	—	(43,250)
Former owner payable	—	(6,000)
Cash paid for business acquisitions, net of cash assumed	—	(60,371)
Net cash used in investing activities	(2,166)	(71,049)
Cash flows from financing activities:
Borrowings under line of credit	56,750	20,000
Repayments under line of credit	(35,000)	—
Proceeds from exercise of stock options	669	1,373
Income tax benefit for stock option exercises	140	244
Proceeds from long-term debt	60,000	25,000
Repayments of long-term debt	(94,265)	(690)
Repurchase of common stock	(11,942)	—
Payments of debt issuance costs	(935)	(108)
Repayments of capital lease obligations	(87)	(82)
Net cash (used in) provided by financing activities	(24,670)	45,737
Net change in cash and cash equivalents	(11,917)	(12,659)
Cash and cash equivalents, beginning of period	13,129	19,457
Cash and cash equivalents, end of period	$1,212	$6,798
Supplemental disclosures of cash flow information:
Cash payments for interest	$4,522	$5,687
Cash payments for income taxes	$5,375	$7,924

See accompanying notes

SI International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

Unaudited

	Three Months Ended		Nine Months Ended
	Sept 27, 2008	Sept 29, 2007	Sept 27, 2008	Sept 29, 2007

Net income	$3,066	$4,383	$10,322	$14,140
Unrealized loss on interest rate swap	(9)	(438)	(185)	(610)
Comprehensive income	$3,057	$3,945	$10,137	$13,530

See accompanying notes

SI International, Inc. and Subsidiaries

Notes to consolidated financial statements

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of SI International, Inc. and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008.  For further information, refer to the financial statements and footnotes included in SI International’s Annual Report on Form 10-K for the year ended December 29, 2007.  References to the “Company,” “we,” “us,” and “our” refer to SI International, Inc. and its subsidiaries.

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

Reporting periods

The Company’s fiscal year is based on the calendar year and ends each year on the Saturday nearest, but not falling after, December 31 of that year.  As a result, our fiscal year may be comprised of 52 or 53 weeks.  Typically, fiscal quarters also end on the Saturday nearest, but not falling after, the end of the calendar quarter.  However, we will end those fiscal quarters presented in our Forms 10-Q (the first three fiscal quarters) on the Saturday which provides us with a 13-week quarter even if that Saturday falls after the end of the calendar quarter.  As a result, in the future, if our fiscal year comprises 53 weeks, the first three quarters shall each be comprised of 13 weeks and the fourth quarter shall be comprised of 14 weeks.  Consistent with this policy, our third quarters ended September 27, 2008 and September 29, 2007 were 13-week quarters.

Cash and cash equivalents

We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Marketable securities

  As of September 27, 2008 and December 29, 2007, the Company held no investments in marketable securities.

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

Significant customers

 Revenue generated from contracts with the Federal Government, both directly and through other prime contractors, accounted for a significant percent of revenues in the fiscal periods ending September 27, 2008 and September 29, 2007, as follows:

	Three Months Ended		Nine Months Ended
	Sept 27, 2008	Sept 29, 2007	Sept 27, 2008	Sept 29, 2007

Department of Defense	44.6%	47.4%	43.1%	45.9%
Federal civilian agencies	54.7	51.7	56.1	53.0
Commercial entities	0.7	0.9	0.8	1.1
Total revenue	100.0%	100.0%	100.0%	100.0%

For the three months ended September 27, 2008 and September 29, 2007, we had one contract vehicle that generated more than 10% of our revenue.  That contract is our Command, Control, Communications, Computer, Intelligence, Information, Technology, Surveillance, and Reconnaissance contract vehicle, or C4I2TSR, which is an Indefinite Delivery-Indefinite Quantity, or ID/IQ, contract vehicle administered and primarily used by the U.S. Air Force Space Command, however, it is also available for use by different Federal Government agencies.  As there are projects issued under C4I2TSR for different customers, we assign and report revenue generated from any task order to the appropriate Company business unit.  Under this approach, for the three and nine months ended September 27, 2008, our C4I2TSR contract vehicle represented approximately 13.3% and 12.5% of our revenue, respectively.  For the three and nine months ended September 29, 2007, our C4I2TSR contract vehicle represented approximately 14.4% and 16.8% of our revenue, respectively.

Deferred financing costs

Costs incurred in raising debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. These deferred costs are reflected as a component of other assets in the accompanying consolidated balance sheets. The deferred financing costs consist of the following (in thousands):

	September 27, 2008	December 29, 2007

Deferred loan costs	$6,530	$5,635
Accumulated amortization	(4,370)	(3,987)
Deferred financing costs, net	$2,160	$1,648

The increase in deferred loan costs of approximately $0.9 million in 2008 was due to the Company’s execution of its Second Amended and Restated Credit Agreement on February 13, 2008, as more fully described in Note 7.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, credit facilities, and long-term debt. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at September 27, 2008 and December 29, 2007.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, using the modified prospective transition method.  Due to the use of the modified prospective method, prior interim periods and fiscal years do not reflect any restated amounts.  The Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005; thus the Company had no unvested stock options on January 1, 2006.  Since January 1, 2006, the Company has issued 507,200 stock options through September 27, 2008.  The total stock compensation expense recognized for stock options during the quarters ended September 27, 2008 and September 29, 2007 was $0.3 million and $0.2 million, respectively. The total remaining unrecognized compensation expense related to the unvested options as of September 27, 2008 was $3.6 million.

From January 1, 2006 through September 27, 2008, the Company has issued 182,125 shares of restricted stock to directors and employees under its 2002 Amended and Restated Omnibus Stock Incentive Plan. The fair value of the restricted stock awards is determined based on the grant date stock price. The compensation expense for restricted stock awards is recognized beginning on the date of grant on either a straight-line basis over the vesting term, which is typically five years, or over the expected period of performance for awards with performance-based vesting. The total compensation expense recognized during fiscal quarters ended September 27, 2008 and September 29, 2007 was $0.2 million and $0.1 million, respectively. The total remaining unrecognized compensation expense related to the unvested restricted stock awards as of September 27, 2008 was $3.1 million.

In connection with the Merger, as defined in Note 10 to the financial statements, the outstanding options with a stock price below the purchase price per share and all outstanding restricted shares will receive the Merger Consideration upon the change-in-control.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal periods ended September 27, 2008 and September 29, 2007:

	Fiscal Period
	Sept 27, 2008	Sept 29, 2007
Risk-free interest rate	2.80 - 2.89%	4.67 - 5.03%
Expected life of options	5 years	5 years
Expected stock price volatility	41.7%	34.5%
Expected dividend yield	0%	0%

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

The following details the computation of net income per common share (in thousands):

	Three Months Ended		Nine Months Ended
	Sept 27, 2008	Sept 29, 2007	Sept 27, 2008	Sept 29, 2007

Net Income — Basic and Diluted	$3,066	$4,383	$10,322	$14,140

Weighted average share calculation:

Basic weighted-average shares outstanding	12,724	13,050	12,971	13,012
Treasury stock effect of stock options	244	289	227	282

Diluted weighted-average shares outstanding	12,968	13,339	13,198	13,294

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

Nonqualified Deferred Compensation Plan

The Company maintains a non-qualified defined contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer and contribute a portion of their compensation, as permitted by the plan. The Company maintains supplemental retirement savings plan assets that are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Accounts are Held in a Rabbi Trust and Invested, and the underlying assets are held in a rabbi trust. The participants can direct their investments in the nonqualified deferred compensation plan.

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

New accounting pronouncements

 In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (SFAS No. 161), which requires expanded disclosures about derivative and hedging activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008.  The Company will adopt the requirements of SFAS No. 161 at the beginning of fiscal year 2009 and has not yet evaluated the impact, if any, that SFAS No. 161 will have on its disclosures.

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

The fair-value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 — Observable inputs — quoted prices in active markets for identical assets and liabilities;

•

Level 2 — Observable inputs other than the quoted prices in active markets for identical assets and liabilities — includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3 — Unobservable inputs — includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The amount of financial assets and liabilities we recorded at fair value at September 27, 2008 totaled $4.1 million and $6.8 million, respectively, as follows:

Description	Type	Valuation Methodology	Fair Value ($000’s)
Assets held in a rabbi trust	Long-term asset	Level 1	$4,107
Non-qualified deferred compensation plan liabilities	Long-term liability	Level 1	$4,752
Interest rate swap	Short-term liability	Level 2	$2,073

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159).  SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 became effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on its financial condition, results of operations or cash flows, as we did not elect to measure any items at fair value under SFAS No. 159.

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

3.             Accounts receivable:

Accounts receivable consists of the following (in thousands):

	September 27, 2008	December 29, 2007
Billed accounts receivable	$58,273	$52,814
Unbilled accounts receivable:
Currently billable	65,298	58,700
Unbilled retainages and milestone payments expected to be billed within the next 12 months	5,435	5,837
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	2,122	1,030
Total unbilled accounts receivable	72,855	65,567
Allowance for doubtful accounts	(1,283)	(1,283)
Accounts receivable, net	$129,845	$117,098

The currently billable amounts included as unbilled accounts receivable as of September 27, 2008 and December 29, 2007 represent amounts which are billed during the following quarter of the current year. They are billings for services rendered prior to quarter-end, which are billed once necessary billing data has been collected and an invoice is produced.

4.             Property and equipment:

Property and equipment consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Computers and equipment	$12,944	$12,338
Software	4,642	4,628
Furniture and fixtures	6,979	6,382
Leasehold improvements	7,965	7,016
Total property and equipment	32,530	30,364
Less—Accumulated depreciation and amortization	(18,465)	(15,284)
Property and equipment, net	$14,065	$15,080

 Property and equipment includes assets financed under capital lease obligations of approximately $149,000 and $221,000, net of accumulated amortization, as of September 27, 2008 and December 29, 2007, respectively.

5.             Intangible assets:

Intangible assets consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Contractual customer relationships	$36,547	$36,547
Non-compete agreements	150	150
Total intangible assets	36,697	36,697
Less: Accumulated amortization	(13,380)	(10,114)
Intangible assets, net	$23,317	$26,583

Intangible assets from acquisitions, which consist primarily of contractual customer relationships, are amortized utilizing an accelerated method over 6 to 14 years, based on their estimated useful lives. The weighted-average amortization period of total intangible assets as of September 27, 2008, is 8.5 years.  Amortization expense is estimated to be $4.3 million, $3.8 million, $3.4 million, $2.9 million, and $2.7 million for the years 2008, 2009, 2010, 2011 and 2012, respectively.

6.             Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Accrued vacation	$9,064	$7,740
Accrued compensation	10,578	11,412
Accrued insurance	2,918	1,944
Accrued subcontractor costs	14,212	5,947
Fair value of interest rate swap	2,073	1,799
Deferred revenue	2,322	2,338
Other accrued liabilities	8,600	3,992
Accrued expenses and other current liabilities	$49,767	$35,172

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

On February 13, 2008, we entered into a Second Amended and Restated Credit Agreement (Second Amended Credit Agreement).  The amended and restated credit facility consists of a revolving line of credit of up to $140.0 million and a term loan of $60.0 million.  As of September 27, 2008, we had $60.0 million in term debt and approximately $41.8 million of revolving credit debt outstanding.  The Second Amended Credit Agreement also amended debt covenant thresholds and lowered the variable rate margins that are be to be applied to LIBOR or an alternative base rate in determining the periodic interest rate.  In connection with the Second Amended Credit Agreement, the Company incurred commitment fees of approximately $0.9 million.

 At the time the Company borrows funds from either of the loan facilities under the Second Amended Credit Agreement, it may choose from two interest rate options.  The Company may elect to have the borrowings bear interest at floating rates equal to LIBOR plus a spread ranging from 87.5 to 150 basis points or an alternative base rate plus a spread ranging from zero to 50 basis points.

Under either the LIBOR or an alternative base rate option, the exact interest rate spread will be determined based upon the Company’s leverage ratio as defined in the Second Amended Credit Agreement.  Currently, the requirements of the Company’s swap agreement necessitate that the Company elect the LIBOR option for its term debt.  The Company pays a fee, which is based on its leverage ratio, on the unused portion of its loan facilities.

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

September 27, 2008
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

*As further discussed above, the total debt outstanding as of December 29, 2007 was pursuant to the Amended and Restated Credit Agreement, whereas the total debt outstanding as of September 27, 2008 was pursuant to the Second Amended Credit Agreement.

8.             Commitments and contingencies:

Leases

As of September 27, 2008, the Company has noncancelable operating leases, primarily for real estate, that expire over the next ten years.   Rental expense during the quarter ended September 27, 2008 was approximately $2.8 million, compared to rental expense of approximately $2.5 million during the quarter ended September 29, 2007.

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

 The Shenandoah Electronic Intelligence, Inc. (SEI) acquisition agreement provides for a purchase price adjustment based upon the working capital of SEI as of the closing date. Subsequent to the closing date, we received a payment of $1.6 million in connection with services performed prior to the closing date that SEI had not previously billed, and was not authorized to bill, its customer as of the closing date. The SEI selling stockholders have asserted that they are entitled to a credit in connection with the calculation of working capital adjustment in an amount equal to the amount received by us for this post-closing payment. We believe that, in accordance with generally accepted accounting principles, the SEI selling stockholders should not receive the benefit of the post-closing payment. In accordance with the terms of the SEI acquisition agreement, the parties have jointly submitted the issue to an independent accounting firm for resolution. We anticipate that this matter will be resolved before the end of fiscal year 2008.

From July 2001 through December 2007, the Company, through an acquired subsidiary, served as a subcontractor under a prime contract with the U.S. Department of Homeland Security and for the operation of the department’s immigration service centers, including in Vermont (the SCOT Contract).  In November 2007, the U.S. Department of Labor (DOL) initiated a compliance review with respect to the Service Contract Act (SCA) for the SCOT contract at the Vermont facility.  The term of the SCOT Contract expired in November 2007.  The period covered by the audit is from December 2005 through November 2007.  We have held discussions with DOL concerning its preliminary findings; however, we are unable to determine an ultimate outcome of this matter at this time.  The Company continues to cooperate with the DOL and to provide it with additional information.  The Company believes that it has complied with the SCA requirements on the SCOT contract, and that the resolution of this matter will not have a material adverse effect to the Company.

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

A summary of option activity under the plan as of September 27, 2008 is presented below:

	Options	Options exercisable	Weighted-average exercise price

Outstanding at December 29, 2007	1,491,161	1,233,331	$23.00
2008 grants	207,200		$23.60
2008 exercises	(39,287)		$16.79
2008 forfeitures	(65,476)		$27.06
Outstanding at September 27, 2008	1,593,598		$22.89
Options exercisable at September 27, 2008		1,180,888

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

 A summary of restricted awards activity under the plan as of September 27, 2008 is presented below:

	Shares	Weighted-average fair value

Non-vested shares outstanding at December 29, 2007	98,872	$28.98
2008 grants	74,700	$23.53
2008 vests	(9,950)	$28.50
2008 forfeitures	(5,660)	$29.03
Non-vested shares outstanding at September 27, 2008	157,962	$26.43

Stock repurchase program

                During the Company’s Board of Directors meeting on December 6, 2005, the Board authorized the repurchase of up to 300,000 shares of its common stock.  On March 24, 2008, the Company announced that its Board of Directors authorized the expansion of the Company’s stock repurchase program for the repurchase of up to an additional 700,000 shares of its common stock, which brings the total of shares of common stock authorized for repurchase to 1.0 million.  The Company was authorized to expend up to an aggregate maximum dollar amount of $25.0 million from available cash and the Company’s existing credit facility. The timing and volume of any purchases were determined in accordance with a Rule 10b5-1 trading plan.  Subject to Rule 10b5-1 under the Exchange Act, the Company was empowered to suspend or discontinue the stock repurchase program at any time without prior notice.  The Company discontinued any repurchase of stock under the program on August 27, 2008.  The Company repurchased 557,409 shares of its common stock for approximately $11.9 million under the trading plan.

10.          Mergers and Acquisitions

On August 26, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Serco Group plc (“Serco Group”), Serco Inc. (“Serco”) and Matador Acquisition Corporation, a wholly-owed subsidiary of Serco (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”).

Following the consummation of the Merger, the Company will be the surviving corporation and will be a wholly-owned subsidiary of Serco.  Under the terms of the Merger Agreement, at the effective time and as a result of the Merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Stock”), other than shares of Common Stock held by the Company or by the Company’s stockholders who properly exercise and do not waive, withdraw or otherwise lose their right to demand appraisal pursuant to Section 262 of the General Corporation Law of the State of Delaware, as amended, will be converted into the right to receive $32.00 in cash, without interest (the “Merger Consideration”).  At the effective time of the Merger, all outstanding options to acquire Common Stock, whether or not then vested and exercisable, will be canceled in exchange for the right to receive, on the terms and conditions set forth in the Merger Agreement, a cash payment equal to (i) the amount by which the Merger Consideration exceeds the exercise price of such option (if any), multiplied by (ii) the number of shares of Common Stock subject to that option, less any applicable withholding taxes.  Also at the effective time of the Merger, each share of restricted stock shall vest in full and convert into the right to receive the Merger Consideration, less any applicable withholding taxes.

The Company has made various representations and warranties and agreed to specified covenants in the Merger Agreement, including covenants relating to the Company’s conduct of its business between the date of the Merger Agreement and the closing of the Merger, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and other matters.  The Merger Agreement contains certain termination rights of Serco Group and the Company and provides that, in connection with the termination of the Merger Agreement and under specified circumstances, the Company may be required to pay Serco Group a termination fee of $10 million and may also be required to reimburse Serco Group and Serco for transaction expenses of up to $5 million in the aggregate.  The completion of the Merger is subject to a number of conditions, including stockholder approval, the receipt of certain regulatory approvals, no material adverse effect on the Company having occurred and other customary conditions.  The completion of the Merger is also subject to there existing no law or government order prohibiting the Merger.  Consummation of the Merger is not conditioned upon the receipt by Serco Group or Serco of financing.  As of September 27, 2008, the Company has recorded approximately $1.5 million of pre-tax costs related to the pending merger, for use of outside consultants.  The impact of those costs resulted in a $0.08 reduction of fully diluted earnings per share for the current quarter.  Upon consummation of the Merger, the Company would be required to pay a broker’s fee of approximately $3 million.  This contingent fee has not yet been accrued as of September 27, 2008.

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

References to the “Company,” “we,” “us,” and “our” refer to SI International, Inc. and its subsidiaries.

Overview

We are, first and foremost, a provider of information technology and network solutions (IT) to the Federal Government. Our clients include the U.S. Air Force, U.S. Army, U.S. Navy, Department of State, Department of Homeland Security, Department of Energy, Department of Commerce, Federal Retirement Thrift Investment Board, Office of Personnel Management, and the Intelligence community. We combine our technology and industry expertise to provide a full spectrum of state-of-the-practice solutions and services, from design and development to implementation and operations, which assist our clients in achieving mission success. We believe that our company is distinguishable from our peers within the federal IT sector in several important respects.

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

For the fiscal quarters ended September 27, 2008 and September 29, 2007, we received 99.3% and 99.1%, respectively, of our revenues from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors, and 0.7% and 0.9%, respectively, of our total revenues from work performed for commercial entities. The following table shows our revenues from the client groups listed as a percentage of total revenue. Revenue data for the Department of Defense (DoD) includes revenue generated from work performed under engagements for both the DoD and the Intelligence community.

	Three Months Ended		Nine Months Ended
	Sept 27, 2008	Sept 29, 2007	Sept 27, 2008	Sept 29, 2007

Department of Defense	44.6%	47.4%	43.1%	45.9%
Federal civilian agencies	54.7	51.7	56.1	53.0
Commercial entities	0.7	0.9	0.8	1.1
Total revenue	100.0%	100.0%	100.0%	100.0%

We derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended		Nine Months Ended
	Sept 27, 2008	Sept 29, 2007	Sept 27, 2008	Sept 29, 2007

Prime contract revenue	86.4%	77.4%	85.4%	78.5%
Subcontract revenue	13.6	22.6	14.6	21.5
Total revenue	100.0%	100.0%	100.0%	100.0%

Our services are provided to clients pursuant to three types of contracts: cost reimbursable, time and materials and fixed price contracts. The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Nine Months Ended
	Sept 27, 2008	Sept 29, 2007	Sept 27, 2008	Sept 29, 2007

Cost reimbursable	32.0%	25.8%	27.9%	28.7%
Time and materials	33.7	36.3	35.5	34.8
Fixed price	34.3	37.9	36.6	36.5
Total	100.0%	100.0%	100.0%	100.0%

Our cost reimbursable revenues, as a percentage of total revenues, increased primarily due to higher equipment pass-through revenue on our C4I2TSR program as well as an increase in efforts under a new program with an intelligence agency.

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

Under the terms of our Second Amended Credit Agreement, the Company is required to maintain compliance with financial and non-financial covenants.  The Company is in compliance with all such covenants as of September 27, 2008.

Cash and Cash Equivalents.   We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents as of September 27, 2008 and December 29, 2007 were $1.2 million and $13.1 million, respectively.

Cash Flow.   The following table sets forth our sources and uses of cash and cash equivalents for the nine months ended September 27, 2008 and September 29, 2007:

	Nine Months Ended
	Sept 27, 2008	Sept 29, 2007
	(in thousands)
Net cash provided by operations	$14,919	$12,653
Net cash used in investing activities	(2,166)	(71,049)
Net cash (used in) provided by financing activities	(24,670)	45,737
Net decrease in cash and cash equivalents	$(11,917)	$(12,659)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash provided by operations for the nine months ended September 27, 2008 was attributable to net income of $10.3 million, plus depreciation, amortization and other non-cash items of $8.2 million, and a decrease in working capital and other operation assets and liabilities of $3.6 million.  Cash provided by operations in the nine months ended September 29, 2007 was attributable to net income of $14.1 million, plus depreciation, amortization and other non-cash items of $6.9 million, offset by an increase in working capital and other operating assets and liabilities of $8.4 million.

Our cash flow used in investing activities consists primarily of capital expenditures, the purchase and sale of marketable securities, and acquisitions. In the nine months ended September 27, 2008, we purchased capital assets totaling $2.2 million.  During the nine months ended September 29, 2007, we paid $60.4 million for the LOGTEC acquisition, net of cash assumed, repaid $6.0 million of note payable to the former owners of Zen, and invested $4.7 million in capital assets.  We partially offset the cash use with $7.8 million of proceeds from the sale of marketable securities, net of purchases.

Our cash flow from financing activities consists primarily of borrowings under and payments on our credit facility and proceeds from the issuance and exercise of common stock, and payment for repurchase of common stock under our stock repurchase program. For the nine months ended September 27, 2008, cash flow used in financing activities consists of repayment of the line of credit and term loan portions under our prior and current credit facilities of $129.3 million, repurchase of common stock of $11.9 million, and debt issuance costs of $0.9 million, partially offset by the proceeds of $0.7 million from the exercise of stock options, plus proceeds of our credit facility refinancing of $116.8 million.  Cash provided by financing activities for the nine months ended September 29, 2007 consists of borrowings of $25.0 million under the newly amended term loan, borrowings of $25.0 million under the revolving line of credit, and proceeds of $1.6 million from the exercise of stock options.  These were partially offset by a $5.0 million repayment of our revolving line of credit and $0.9 million of repayments of the term loan portion of our credit facility and capital leases.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept 27, 2008	Sept 29, 2007	Sept 27, 2008	Sept 29, 2007

Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	67.3	65.8	66.4	63.5
Selling, general and administrative	26.7	25.8	26.8	27.4
Depreciation and amortization	0.7	0.7	0.8	0.7
Amortization of intangible assets	0.7	1.0	0.8	0.8
Total operating costs and expenses	95.4	93.3	94.8	92.4
Income from operations	4.6	6.7	5.2	7.6
Interest expense, net	(1.1)	(1.6)	(1.2)	(1.4)
Income before provision for income taxes	3.5	5.1	4.0	6.2
Provision for income taxes	1.4	2.0	1.6	2.4
Net income	2.1%	3.1%	2.4%	3.8%

Three months ended September 27, 2008 compared with three months ended September 29, 2007

Revenue.  For the three months ended September 27, 2008, our revenues increased 5.5% to $148.9 million from $141.1 million for the three months ended September 29, 2007.   Revenues from work under Federal Government contracts increased 5.9% to $148.0 million for the three months ended September 27, 2008 from $139.8 million for the three months ended September 29, 2007. This increase was primarily attributable to new contract awards, successful recompetition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  We continue to focus primarily on opportunities for the Federal Government.

Cost of services.  Cost of services include direct labor and other direct costs such as materials and subcontractor costs, incurred to provide our services and solutions to our customers.  Generally, changes in costs of services are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended September 27, 2008, cost of services increased 8.0% to $100.3 million from $92.9 million for the three months ended September 29, 2007.  This increase was attributable primarily to the increase in revenue. As a percentage of revenue, cost of services was 67.3% for the three months ended September 27, 2008 as compared to 65.8% for the three months ended September 29, 2007.  The increase in cost of services, as a percentage of revenue, is due primarily to the Company increasing its use of subcontractors on programs for which we are acting as the prime contractor and higher costs during the quarter related to certain fixed price contracts.

Selling, general and administrative expenses.  Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the three months ended September 27, 2008, indirect costs increased 9.0% to $39.8 million from $36.5 million for the three months ended September 29, 2007.  This $3.3 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs.  As a percentage of revenue, selling, general and administrative costs were 26.7% for the three months ended September 27, 2008 as compared to 25.8% for the three months ended September 29, 2007.  The increase of 0.9% is primarily due to approximately $1.5 million of costs to outside consultants related to the pending acquisition of the Company.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and the depreciation of leasehold improvements.     For the three months ended September 27, 2008, depreciation and amortization expense was $1.0 million, an increase of 11.1% compared to $0.9 million for the three months ended September 29, 2007.  As a percentage of revenue, depreciation  and amortization expense was 0.7% for the three months ended September 27, 2008 and September 29, 2007.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions.  Identifiable intangible assets are amortized over their estimated useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives.  For the three months ended September 27, 2008, amortization of intangible assets was $1.1 million, compared to $1.4 million for the three months ended September 29, 2007.   As a percentage of revenue, amortization of intangible assets was 0.7% for the three months ended September 27, 2008 compared to 1.0% for the three months ended September 29, 2007.

Income from operations.  For the three months ended September 27, 2008, income from operations decreased 27.7% to $6.8 million from $9.4 million for the three months ended September 29, 2007.  This decrease was attributable primarily to increased costs of services, as described above.  As a percentage of revenue, income from operations was 4.6% for the three months ended September 27, 2008 compared to 6.7% for the three months ended September 29, 2007.

Interest expense, net.  Interest expense, net was $1.6 million for the three months ended September 27, 2008, a decrease of 27.3% compared to $2.2 million in the quarter ended September 29, 2007.  As a percentage of revenue, interest expense, net was 1.1% for the three months ended September 27, 2008 as compared to 1.6% for the three months ended September 29, 2007.  The decrease in interest expense was due to both lower average borrowings along with a lower effective interest rate for the quarter ended September 27, 2008 as compared to the same period a year ago.

Provision for income taxes.  The provision for income taxes was $2.1 million in the three months ended September 27, 2008, compared to $2.8 million for the three months ended September 29, 2007.  Our third quarters of 2008 and 2007 tax provision, represent an estimated annual effective tax rate of 40.5%, and 39.2%, respectively. Our estimated annual effective tax rate of 40.5% for 2008 is greater than the federal statutory rate of 35% due primarily to state income taxes, the tax impact related to our non-qualified deferred compensation plan and certain non-deductible stock compensation costs.  The tax impact of the nonqualified deferred compensation plan is based on an estimated return on the plan’s assets.  Actual results could differ from these estimates.

 Nine months ended September 27, 2008 compared with nine months ended September 29, 2007

 Revenue.  For the nine months ended September 27, 2008, our revenues increased 14.1% to $426.1 million from $373.6 million for the nine months ended September 29, 2007.   Revenues from work under Federal Government contracts increased 14.5% to $422.9 million for the nine months ended September 27, 2008 from $369.3 million for the nine months ended September 29, 2007. This increase was primarily attributable to the acquisition of LOGTEC, Inc., along with new contract awards, successful re-competition wins on existing programs, new contracts from and growth within existing programs in our four focus areas: Federal IT Modernization, Defense Transformation, Homeland Defense, and Mission-Critical Outsourcing.  We continue to focus primarily on opportunities for the Federal Government.

Cost of services.  Cost of services include direct labor and other direct costs such as materials and subcontractor costs, incurred to provide our services and solutions to our customers.  Generally, changes in costs of services are correlated to changes in revenue as resources are consumed in the production of that revenue. For the nine months ended September 27, 2008, cost of services increased 19.2% to $283.0 million from $237.5 million for the nine months ended September 29, 2007.  This increase was attributable primarily to the increase in revenue. As a percentage of revenue, cost of services was 66.4% for the nine months ended September 27, 2008 as compared to 63.5% for the nine months ended September 29, 2007.  The increase in cost of services, as a percentage of revenue, is due primarily to the Company increasing its use of subcontractors on programs for which we are acting as the prime contractor and higher costs during the quarter related to certain fixed price contracts.

Selling, general and administrative expenses.  Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits and other discretionary costs. For the nine months ended September 27, 2008, indirect costs increased 11.8% to $114.3 million from $102.2 million for the nine months ended September 29, 2007.  This $12.1 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in direct costs, as well as the integration of LOGTEC, Inc.  As a percentage of revenue, selling, general and administrative costs were 26.8% for the nine months ended September 27, 2008 as compared to 27.4% for the nine months ended September 29, 2007.

Depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and the depreciation of leasehold improvements.  For the nine months ended September 27, 2008, depreciation and amortization expense was $3.2 million, an increase of 28.0% compared to $2.5 million for the nine months ended September 29, 2007.  As a percentage of revenue, depreciation and amortization expense was 0.8% for the nine months ended September 27, 2008 as compared to 0.7% for the nine months ended September 29, 2007.

Amortization of intangible assets. Amortization of intangible assets includes the amortization of intangible assets acquired in connection with acquisitions.  Identifiable intangible assets are amortized over their estimated useful lives.  Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized using an accelerated method over their estimated useful lives.  For the nine months ended September 27, 2008, amortization of intangible assets was $3.3 million, compared to $2.9 million for the nine months ended September 29, 2007.   As a percentage of revenue, amortization of intangible assets was 0.8% for the nine months ended September 27, 2008 and September 29, 2007.

Income from operations.  For the nine months ended September 27, 2008, income from operations decreased 21.5% to $22.3 million from $28.4 million for the nine months ended September 29, 2007.  This decrease was attributable primarily to increased costs of services, as described above.  As a percentage of revenue, income from operations was 5.2% for the nine months ended September 27, 2008 compared to 7.6% for the nine months ended September 29, 2007.

Interest expense, net.  Interest expense, net decreased 3.8% to $5.0 million for the nine months ended September 27, 2008 from $5.2 million for the nine months ended September 29, 2007. The decrease in interest expense was due to both lower average borrowings along with a lower effective interest rate for the nine months ended September 27, 2008 as compared to the same period a year ago.  As a percentage of revenue, interest expense, net was 1.2% for the nine months ended September 27, 2008 as compared to 1.4% for the nine months ended September 29, 2007.

Provision for income taxes.  The provision for income taxes was $7.0 million in the nine months ended September 27, 2008, compared to $9.1 million for the nine months ended September 29, 2007.  Our third quarters 2008 and 2007 tax provision, represent an estimated annual effective tax rate of 40.5%, and 39.2%, respectively. Our estimated annual effective tax rate is greater than the federal statutory rate of 35% due primarily to state income taxes, the tax impact related to our non-qualified deferred compensation plan, and certain non-deductible stock compensation costs.  The tax impact of the nonqualified deferred compensation plan is based on an estimated return on the plan’s assets.  Actual results could differ from these estimates.

Off-Balance Sheet Arrangements

As of September 27, 2008, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues, or expenses, result of operations, liquidity, capital expenditures, or capital resources.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, using the modified prospective transition method.  Due to the use of the modified prospective method, prior interim periods and fiscal years do not reflect any restated amounts.  The Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in December 2005; thus the Company had no unvested stock options on January 1, 2006.  Since January 1, 2006, the Company has issued 689,325 stock options and restricted stock awards through September 27, 2008.  The total stock compensation expense recognized for stock options and restricted stock awards during the quarter ended September 27, 2008 was $0.5 million. The total remaining unrecognized compensation expense related to the unvested options and restricted stock awards as of September 27, 2008 was $3.6 million and $3.1 million, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facility. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. As part of this strategy, we may use interest rate swap arrangements to manage or hedge our interest rate risk.  We evaluated the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed.  We carefully monitor the amount of exposure we have with any given counterparty.  We periodically monitor changes to counterparty credit as well as our concentration of credit exposure to individual counterparties.  We do not use derivative financial instruments for speculative or trading purposes.

As of September 27, 2008, we had $101.8 million outstanding under our Second Amended Credit Agreement. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $255,000 for the three months ended September 27, 2008.

Effective August 13, 2007, an interest swap agreement came into effect which reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $60.0 million and, as of September 27, 2008, had a fixed rate of 5.045%. This agreement is a hedge against term debt, which bears interest at LIBOR plus a margin which has a current rate of 3.94%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at September 27, 2008 was a current liability of $2.1 million.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company performed an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of September 27, 2008.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the quarter ended September 27, 2008, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

From July 2001 through December 2007, the Company, through an acquired subsidiary, served as a subcontractor under a prime contract with the U.S. Department of Homeland Security and for the operation of the department’s immigration service centers, including in Vermont (the SCOT Contract).  In November 2007, the U.S. Department of Labor (DOL) initiated a compliance review with respect to the Service Contract Act (SCA) for the SCOT contract at the Vermont facility.  The term of the SCOT Contract expired in November 2007.  The period covered by the audit is from December 2005 through November 2007.  We have held discussions with DOL concerning its preliminary findings; however, we are unable to determine an ultimate outcome of this matter at this time.  The Company continues to cooperate with the DOL and to provide it with additional information.  The Company believes that it has complied with the SCA requirements on the SCOT contract, and that the resolution of this matter will not have a material adverse effect to the Company.  However, there can be no assurance that DOL will conclude that the Company has complied with the SCA requirements, or that any DOL finding of non-compliance will not result in a material adverse effect to the Company.

Item 1A.  Risk Factors

There are no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 29, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors authorized the repurchase of up to 1.0 million shares of common stock for up to an aggregate maximum dollar amount of $25.0 million.  Pursuant to the terms of a Rule 10b5-1 trading plan, the Company purchased shares of common stock as set forth on the table below:

	Shares	Average Price
Month	Purchased	per Share

July 2008	146,468	$21.70
August 2008	280,977	$20.44
September 2008	20,700	$22.86

Total for quarter ended September 27, 2008	448,145	$20.97

Total shares purchased under the trading plan	557,409	$21.39

Total shares remaining to be purchased under trading plan	442,591

Although the trading plan was discontinued on August 27, 2008, a total of 20,700 repurchase shares were recorded as settling in September 2008 with the trades initiated prior to plan discontinuation.

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

SI INTERNATIONAL, INC.

/s/ Thomas E. Dunn
Thomas E. Dunn
Executive Vice President and
Chief Financial Officer

Date: November 5, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger (the “Merger Agreement”) with Serco Group plc, Serco Inc. and Matador Acquisition Corporation, dated as of August 26, 2008 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 27, 2008 and incorporated herein by reference).

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